Form 10-Q
period 1996-03-31
RIDE INC
filed 1996-05-15
CIK 917734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         ________________

Commission File Number:  1-13042

                                   RIDE, INC.
             (Exact name of registrant as specified in its charter)

           Washington                                  91-1571027
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

       8160 304th Avenue Southeast
           Preston, Washington                            98050
 (Address of principal executive offices)              (Zip Code)

                                 (206) 222-6015
              (Registrant's telephone number, including area code)

indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1933 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X     No
                                 -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, without par value -- 10,543,609 as of April 30, 1996

                                      INDEX

                                   RIDE, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- March 31, 1996 and December
           31, 1995

         Condensed consolidated statements of operations -- Three months ended
           March 31, 1996 and 1995

         Condensed consolidated statements of cash flows -- Three months ended
           March 31, 1996 and 1995

         Notes to condensed consolidated financial statements -- March 31, 1996

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   RIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            March 31,     December 31,
                                                              1996           1995
                                                           (Unaudited)
                                                           -----------    ------------
  ASSETS
  Current assets:
      Cash and cash equivalents                              $11,775         $14,271
      Securities available for sale                            1,711           3,840
      Receivables, less allowance for doubtful accounts of
          $431 at March 31, 1996 and $359 at
          December 31, 1995                                    9,404          13,556
      Inventories                                              6,153           4,409
      Prepaid expenses and other current assets                  534             782
      Income taxes receivable                                    475            --
      Deferred tax assets                                        281             281
                                                             -------         -------

           Total current assets                               30,333          37,139

  Plant and equipment, net of accumulated depreciation         5,230           3,649
  Goodwill, net of accumulated amortization                   16,398          16,489
  Other assets                                                   389             322
                                                             =======         =======
  Total assets                                               $52,350         $57,599
                                                             =======         =======


  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
      Accounts payable                                       $ 4,170         $ 7,696
      Commissions payable                                        116             132
      Accrued expenses                                         1,281           1,761
      Notes payable                                              938             938
      Customer deposits                                          244             279
      Income taxes payable                                      --               229
                                                             -------         -------
           Total current liabilities                           6,749          11,035

  Deferred income taxes                                           69              69

  Shareholders' equity:
      Preferred stock                                            500             500
      Common stock                                            38,272          38,244
      Retained earnings                                        6,760           7,751
                                                             -------         -------
           Total shareholders' equity                         45,532          46,495
                                                             =======         =======
  Total liabilities and shareholders' equity                 $52,350         $57,599
                                                             =======         =======


See accompanying notes

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Three months ended March 31,
                                                     ----------------------------
                                                          1996          1995
                                                     -----------      -----------
  Net sales                                             $ 12,777      $ 4,985
  Cost of goods sold                                       9,390        4,161
                                                        --------      -------
  Gross profit                                             3,387          824

  Selling, general and administrative expenses             5,076        1,522
                                                        --------      -------
  Operating loss                                          (1,689)        (698)

  Interest income, net                                       175           80
                                                        --------      -------
  Loss before income taxes                                (1,514)        (618)

  Income tax benefit                                        (532)        (209)
                                                        ========      =======
  Net loss                                              $   (982)     $  (409)
                                                        ========      =======


  Per share:
       Primary                                          $  (0.09)     $ (0.05)
       Fully diluted                                    $  (0.09)     $ (0.05)


  Weighted average common shares outstanding:
       Primary                                            10,522        7,735
       Fully diluted                                      10,522        7,735

See accompanying notes

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                Three months ended March 31,
                                                                ----------------------------
                                                                    1996            1995
                                                                ----------         ---------
  Net cash provided by (used in) operating activities            $ (2,919)         $   280

  INVESTING ACTIVITIES:

      Purchase of plant and equipment                              (1,705)            (256)
      Sale of securities available for sale                         2,129             --
      Other                                                            (8)              13
                                                                 --------          -------
           Net cash provided by (used in) investing activities        416             (243)

  Financing Activities:

      Proceeds from exercise of common stock options                   16             --
      Proceeds from exercise of common stock warrants                --                150
      Dividends paid on preferred stock                                (9)              (9)
                                                                 --------          -------
           Net cash provided by financing activities                    7              141
                                                                 --------          -------

  Net increase (decrease) in cash and cash equivalents             (2,496)             178
  Cash and cash equivalents at beginning of period                 14,271            5,830
                                                                 ========          =======
  Cash and cash equivalents at end of period                     $ 11,775          $ 6,008
                                                                 ========          =======

  SUPPLEMENTAL DISCLOSURE:
      Cash paid for income taxes                                 $    172          $   454
      Cash paid for interest                                     $      5             --

  NONCASH FINANCING ACTIVITIES:
      Tax benefit of stock option exercises                      $     12             --
      Preferred stock dividends declared but not paid            $      9          $     9

See accompanying notes

                                   RIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Ride, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are highly seasonal, occurring primarily between June and December as its products are shipped to customers. The results of operations for the three months ended March 31, 1996, therefore may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. All amounts are stated in U.S. dollars.

2.   NET LOSS PER SHARE

Net loss per share has been calculated based upon the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants have been excluded from the weighted average number of shares outstanding because their effects are antidilutive.

3.   INVENTORIES

Inventories at  March 31, 1996 and December 31, 1995 consisted of the following:

                                              March 31,     December 31,
                                                1996           1995
                                              ---------     ------------
                                                   (In thousands)
  Finished goods                                $3,576         $2,812
  Work in process                                  317             98
  Raw materials and supplies                     2,260          1,499
                                                ======         ======

                                                $6,153         $4,409
                                                ======         ======

4.   LINE OF CREDIT

In April 1996, the Company's CAS Sports International, Inc. ("CAS") subsidiary obtained a renewed commitment from a Canadian bank for three credit facilities. The first facility provides a $5.3 million line of credit for direct borrowings and usance letters of credit. The second facility provides for a $10.5 million line for no control and sight letters of credit. The third facility provides for a $1.1 million foreign exchange forward contract line. Borrowings under these facilities will bear interest at the bank's prime U.S. lending rate plus 0.5%. The credit facilities contain certain operating covenants including tangible net worth and ownership requirements for CAS.

                                   RIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.     FOREIGN CURRENCY TRANSACTIONS

The Company enters into foreign currency forward contracts to hedge firm purchase and sales orders denominated in foreign currencies. At March 31, 1996, the Company had the following open positions (in thousands):

                                              Foreign Currency        Dollar
  Foreign Currency      Type of Contract           Amount            Equivalent           Maturity Dates
- - ------------------------------------------------------------------------------------------------------------
  Deutsche Marks           Purchase                8,950              $6,232          April - September 1996
  Canadian Dollars            Sell                 1,700              $1,248              September 1996

The net loss on these forward contracts as of March 31, 1996 of approximately $175,000 has been deferred and will be recognized when the related commitments are settled.

6.     SHAREHOLDERS' EQUITY

In May 1996, the shareholders of the Company voted to increase the number of shares available for grant under the Company's stock option plans from 2,000,000 shares to 2,500,000 shares.

7.     RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform with current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

To the extent that this Quarterly Report on Form 10-Q discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about the future, such statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the timely availability and acceptance of new products, the Company's dependence on outside manufacturers, the management of growth and the other risks detailed in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995. Forward looking statements contained in this Quarterly Report on Form 10-Q are more specifically identified with the symbol (*).

GENERAL

The Company is a leading designer, manufacturer and marketer of snowboards and related products through its subsidiaries, Ride Snowboard Company ("Ride Snowboards"), CAS Sports International, Inc. ("CAS"), Thermal Snowboards, Inc. ("Thermal") and SMP Clothing, Inc. ("SMP"). The Company acquired CAS in August 1994, Thermal in September 1995 and SMP in October 1995. The Company also acquired 5150 Snowboards, Inc. ("5150") in September 1995 and later merged 5150 with and into Ride Snowboards. The results of operations of these acquired subsidiaries are included in the Company's financial statements from their respective dates of acquisition.

The Company's operations vary significantly during the year based on the winter sports season. The season for winter sports, which includes snowboarding, typically runs from November through March in northern hemisphere markets. Accordingly, the Company generates the majority of its sales in the third and fourth quarters, as snowboard retailers time their purchases to meet expected retail demand.* Because relatively lower net sales are generated in the first and second quarters of the year, the Company expects to incur operating losses in the first half of the year.*

Historically, there is a backlog of orders beginning in February of each year as a result of preseason orders placed in connection with winter sports trade shows. The backlog decreases beginning in late summer and is usually insignificant by the end of the year.* Backlog in the snowboarding industry is subject to delay or cancellation. The Company's backlog of orders at April 17, 1996 was approximately $56 million, compared to a backlog of $51 million at April 17, 1995, an increase of approximately 10%. The change in order backlog was positively affected by increases in orders in North America and Europe from the Ride Snowboards subsidiary (including the "5150" snowboard brand) and the addition of orders from SMP which was acquired in October 1995. These increases were offset in part by a decrease in orders at CAS, attributable primarily to a reduction in OEM orders from other snowboard marketers. The decrease in OEM orders is due in part to a purposeful move by the Company away from this business, which has relatively higher credit risk and lower gross margins, and in part to what management believes is a consolidation trend in the industry whereby retailers are purchasing a higher percentage of products from the larger suppliers.* Management believes that this consolidation trend will have an overall favorable effect on the Company as a whole, particularly on the brands marketed by the Ride Snowboards subsidiary.*

During the first quarter of 1996, the Company's principal Japanese distributor requested a decrease in its contractual purchase commitment due to excess inventory conditions in the Japanese market. The Company agreed to accept the lower order from this distributor in exchange for that distributor releasing its exclusive rights in Japan for certain brands. Subsequently, the Company entered into a new agreement with the Company's Japanese distributor for SMP for exclusive distribution of the "5150" brand and non-exclusive distribution of "Preston" brand boots and bindings. Historically, a significant percentage of the Company's sales have been to the Japanese market. Given the excess inventory conditions in this market, management expects this percentage to decrease during the next one to two years.*

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 COMPARED WITH QUARTER ENDED MARCH 31, 1995

Net sales increased 156% to $12.8 million in the first quarter of 1996 from $5.0 million in the first quarter of 1995. Approximately $2.3 million of the 1996 amount was generated by SMP, Thermal and the "5150" brand. The remaining increase was due primarily to increased shipments of current year products during the 1996 quarter to the Company's principal Japanese distributor.

Gross margins increased to 27% for the first quarter of 1996 from 17% for the first quarter of 1995. Gross margins in the 1996 period were positively affected by relatively higher gross margins contributed by SMP, Thermal and the "5150" brand, as well as increased shipments of current year products to its Japanese distributors.

Selling, general and administrative expenses increased to $5.1 million for the first quarter of 1996 from $1.5 million for the first quarter of 1995. This increase was due to the increased scope of the Company's operations in the first quarter of 1996 and the additional operating expenses associated with SMP, Thermal and the "5150" brand. Selling, general and administrative expenses in the first quarter of the year include significant seasonal amounts associated with the major industry trade shows and new product introductions.

Interest income increased to $175,000 in the first quarter of 1996 compared with $80,000 for the first quarter of 1995. The increase was due to overall higher cash balances on hand in 1996 stemming from the increased scope of the business as well as capital supplied by the Company's August 1995 public stock offering.

The first quarter 1996 income tax benefit of $532,000 was based upon the expected overall effective rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1996, the Company financed its operations primarily through cash balances on hand. Net cash used in operating activities totaled approximately $2.9 million in the first quarter of 1996 compared with net cash provided by operating activities of $280,000 in the comparable period of 1995. This change was due primarily to the addition of internal manufacturing through the Company's September 1995 acquisition of Thermal and to increases in inventories associated with the larger scope of the Company's business. Because the Company now manufactures a significant portion of its own snowboards, there is a higher need for cash in the first part of the year to fund raw material purchases and production.

Net cash provided by investing activities totaled $416,000 during the first quarter of 1996, compared to net cash used in investing activities of $204,000 in the first quarter of 1995. The 1996 quarter includes approximately $2.1 million in proceeds from the sale of short term investments, offset by capital expenditures of approximately $1.7 million. A significant portion of the first quarter capital expenditures are associated with molds and tooling for snowboards and snowboard bindings. Net cash provided by financing activities totaled $7,000 in the first quarter of 1996, compared with $141,000 in the comparable period of 1995. The 1995 period included $150,000 in proceeds from the exercise of common stock warrants. All of these warrants were exercised or redeemed by the end of the third quarter of 1995.

The Company has credit facilities with two banks. Ride Snowboards has a credit facility with a U.S. bank totaling $7.5 million. This facility allows the Company to take advances under a revolving line of credit and to establish import letters of credit for inventory purchases. Advances under the line bear interest at the bank's prime rate and are collateralized by inventory and accounts receivable. At April 30, 1996, the Company had outstanding letters of credit aggregating $5.5 million under this facility. No advances have been taken on the revolving line of credit. The line of credit has certain operating covenants, including financial ratios, working capital restrictions and restrictions on payment of dividends on Common Stock. The line of credit expires May 15, 1996. The Company is currently in the process of renewing and expanding this facility to cover all of its U.S. operations.

In April 1996, the Company's CAS Sports International, Inc. ("CAS") subsidiary obtained a renewed commitment from a Canadian bank for three credit facilities. The first facility provides a $5.3 million line of credit for direct borrowings and issuance of letters of credit. The second facility provides for a $10.5 million line for no control and sight letters of credit. The third facility provides for a $1.1 million foreign exchange forward contract line. Borrowings under these facilities will bear interest at the bank's prime U.S. lending rate plus 0.5%. The credit facilities contain certain operating covenants including tangible net worth and ownership requirements for CAS. At April 30, 1996, CAS had outstanding import letters of credit aggregating $1.5 million. No direct advances have been taken.

Certain of the Company's purchase commitments and sales are denominated in foreign currencies. Because a change in the value of such currencies relative to the U.S. dollar will affect the Company's gross profit and net income, the Company enters into forward currency contracts to hedge against adverse currency fluctuations. Although the Company believes that these contracts decrease the overall exposure to gains and losses from currency fluctuations, such exposure cannot be entirely eliminated.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 2, 1996, the Company's Preston Binding Company subsidiary ("Preston"), together with Mark A. Raines and Gregory A. Deeney, commenced an action in the United States District Court for the Southern District of New York (docket no. 96-CIV-2361-JFK) against Switch Manufacturing Co. ("Switch") for patent infringement. Preston, Raines and Deeney allege that Switch's Autolock(TM) step-in snowboard binding infringes U.S. Patent No. 4,973,073 (the "Raines Patent") for a step-in binding held by Raines and Deeney. Preston is a plaintiff in the case because Preston has signed a letter agreement with Raines and Deeney to acquire the Raines Patent. In response, Switch commenced an action on April 15, 1996 against Preston and the Company in the United States District Court for the Northern District of California (docket No. 96-CIV-1376-WHO) seeking a declaratory judgment that the Autolock(TM) binding does not infringe the Raines Patent..

ITEM 2.   CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     Exhibit No.                         Description

         3.1 Restated Articles of Incorporation and Certificate of Designation of Relative Rights and Preferences of the Series A 7% Cumulative Nonvoting Preferred Stock (1)

         3.2        Bylaws of the Company (1)

         3.3        Articles of Amendment to Articles of Incorporation (11)

         3.4        Articles of Amendment to Articles of Incorporation (12)

         3.5        Articles of Correction (14)

         4.1 Article VI of the Articles of Incorporation regarding Shareholder Rights (See Exhibit 3.1) (1)

         4.2 Article VIII of the Articles of Incorporation regarding Voting Rights (See Exhibit 3.1) (1)

         4.4        Specimen Stock Certificate (2)

        10.10 Exclusive Distributorship Agreement dated December 7, 1992, by and between Ride Snowboard Company and Far East Trading Co., Ltd. (4)

        10.23 Exclusive Patent, Trademark and Know-How Licensing Agreement dated September 29, 1993 by and between Ride Snowboard Company, Jacob Blattner and David Hubatch (3)

        10.24 Exchange Agreement, dated December 31, 1993, between Ride Snowboard Company and Mark M. Salter (1)

        10.25 Employment Agreement, dated August 18, 1994, by and between Ride Snowboard Company and James J. Salter (5)

        10.26 Form of Employment Agreement between Ride Snowboard Company and Roger B. Madison, Jr. (1)

        10.27 Employment Agreement, dated January 1, 1995, by and between Ride Snowboard Company and Timothy G. Pogue (9)

        10.28       Form of Ride Snowboard Company 1994 Stock Option Plan (1)

        10.29 Form of Ride Snowboard Company 1994 Directors' Nonqualified Stock Option Plan (1)

        10.30 Lease Agreement with Teachers Insurance & Annuity Association dated January 10, 1994 (1)

        10.31       Form of Shareholders Agreement Allocating Distribution (2)

        10.32       Amended Form of Underwriting Agreement (6)

        10.33 Amended Form of Representative's Stock Purchase Option or Warrant Agreement (7)

        10.34 Standard Form Multiple Occupancy Lease, dated November 29, 1994, by and between Ride Snowboard Company and BDC Preston Properties One Limited Partnership (8)

        10.35 Business Loan Agreement, dated March 6, 1995, by and between Ride Snowboard Company and U.S. Bank of Washington, N.A., and $7,500,000 Promissory Note, due March 29, 1996 (8)

        10.36 Stock Purchase Agreement, dated August 18, 1994, between Ride Snowboard Company and James J. Salter, the James Salter Family Trust, Kenneth Finkelstein Family Trust, The Snow Trust, Robert Marcovitch, Kerry Wasserman, Rick Clarfield, Howard Cohen, Gary Kell, Sandra Pelegrin, Alan Langer, Dan Opyc, C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (10)

        10.37 Retail Section Lease, dated January 14, 1994, by and between Dufferin Business Centre Inc. and C.A.S. Sports International, Inc. (8)

        10.38 Retail Section Lease, dated January 11, 1995, by and between Dufferin Business Centre Inc. and C.A.S. Sports International, Inc. (8)

        10.39 Lease Agreement, dated September 21, 1994, by and between Westlake-Village Green Associates and C.A.S. Sports International, Inc. (8)

        10.40 Letter agreement for commitment of credit facilities, dated April 5, 1995, by and between Hongkong Bank of Canada and C.A.S. Sports International, Inc. (9)

        10.41       Agreement, dated January 14, 1994, by and between C.A.S.
                    Sports

                    International, Inc. and Limited Snowboards, Inc. (8)

        10.42 Agreement, dated March 17, 1994, by and between C.A.S. Sports International, Inc. and NXT Distribution (8)

        10.43 Agreement, dated March 30, 1994, by and between C.A.S. Sports International, Inc. and Staple Snowboards Inc. (8)

        10.44 Sublease dated March 23, 1995, by and between Ride Snowboard Company and E. Kent Halvorson, Inc. (9)

        10.45       Ride Snowboard Company 1995 Employee Stock Purchase Plan
                    (11)

        10.46 Ride Snowboard Company 1995 Foreign Subsidiary Employee Stock Purchase Plan (11)

        10.47* Exclusive OEM Agreement, dated July 26, 1995, by and between Ride Snowboard Company and Straight Line Water Sports, Inc.
                    (13)

        10.48 Employment Agreement, dated September 1, 1995, between the Company and David A. Janes, Jr. (15)

        10.49 Employment Agreement, dated September 1, 1995, between the Company and Bernard Gervasoni (15)

        10.50 Employment Agreement, dated October 19, 1995, between the Company and David Milo Myers (16)

        10.51 Registration Rights Agreement dated October 19, 1995, between the Company and David Milo Myers, Lawrence Kraus and Michael Wise (16)

        10.52 Stock Purchase Agreement, dated September 1, 1995, between the Company and the shareholders and option holders of 5150 Snowboards, Inc. and Thermal Snowboards, Inc. (17)

        10.53 Asset Purchase Agreement, dated October 19, 1995, among the Company, Sex Money Power Clothing, Inc., David Milo Myers, Lawrence Kraus and Michael Wise (18)

        10.54 Form of Underwriting Agreement by and between the Company and Hambrecht & Quist LLC and Dain Bosworth Incorporated
                    (19)

        10.55* Amendment No.1 to Exclusive Distributorship Agreement, dated October 24, 1995, by and between Ride Snowboard Company, 5150 Snowboards, Inc., SMP Clothing, Inc. and Far East Trading Company Ltd. (20)

        10.56 Employment Agreement, dated October 14, 1995, by and between the Company and Kenneth J. Finkelstein (21)

        10.57 Employment Agreement, dated January 1, 1996, by and between C.A.S. Sports International, Inc. and Robert F. Marcovitch
                    (21)

        10.58 First Amendment, dated August 4, 1995, to Lease Agreement by and between Ride Snowboard Company and BDC Preston Properties One Limited Partnership (21)

        10.59 Second Amendment, dated November 21, 1995, to Lease Agreement by and between Ride Snowboard Company and BDC Preston Properties One Limited Partnership (21)

        10.60 Third Amendment, dated March 26, 1996, to Lease Agreement by and between Ride Snowboard Company and BDC Preston Properties One Limited Partnership (21)

        10.61 Amendment No. 2 to Exclusive Distributorship Agreement, dated March 1996, by and between Ride Snowboard Company, SMP Clothing, Inc. and Far East Trading Company Ltd.

        10.62 Letter agreement for commitment of credit facilities, dated April 30, 1996, by and between Hongkong Bank of Canada and C.A.S. Sports International, Inc.

        27.1        Financial Data Schedule

- - ------------------------------------

(1) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Registration Statement on Form SB-2, file no. 33-75770-LA.

(2) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Amendment No. 1 to Registration Statement on Form SB-2, file no. 33-75770-LA.

(3) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Amendment No. 1 to Registration Statement on Form SB-2, file no. 33-75770-LA, with confidential portions omitted and filed separately with the Commission pursuant to a Request of Confidential Treatment under Rule 406 of the Securities Act of 1933.

(4) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Registration Statement on Form SB-2, file no. 33-75770-LA, with confidential portions omitted and filed separately with the Commission pursuant to a Request of Confidential Treatment under Rule 406 of the Securities Act of 1933.

(5) Exhibit is incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K, dated August 31, 1994.

(6) Exhibit is incorporated by reference to Exhibit No. 1.1A to the Company's Amendment No. 1 to Registration Statement on Form SB-2, file no. 33-75770-LA.

(7) Exhibit is incorporated by reference to Exhibit No. 1.2A to the Company's Amendment No. 1 to Registration Statement on Form SB-2, file no. 33-75770-LA.

(8) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(9) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2, file no. 33-75770-LA.

(10) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Post-Effective Amendment No. 2 to the Registration Statement on Form SB-2, file no. 33-75770-LA.

(11) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Registration Statement on Form S-1, file no. 33-94814.

(12) Exhibit is incorporated by reference to an identically numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1, file no. 33-94814.

(13) Exhibit is incorporated by reference to an identically numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1, file no. 33-94814, with confidential portions omitted and filed separately with the Commission pursuant to a Request of Confidential Treatment under Rule 406 of the Securities Act of 1933.

(14) Exhibit is incorporated by reference to an identically numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1, file no. 33-94814.

(15) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Current Report on Form 8-K, dated September 1, 1995.

(16) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Current Report on Form 8-K, dated October 20, 1995.

(17) Exhibit is incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K, dated September 1, 1995.

(18) Exhibit is incorporated by reference to Exhibit No. 2.2 to the Company's Current Report on Form 8-K, dated October 20, 1995.

(19) Exhibit is incorporated by reference to Exhibit No. 1.1 to the Company's Registration Statement on Form S-1, file no. 33-94814.

(20) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 1995.

(21) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

* Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment.

         (b)  Reports on Form 8-K

         Not applicable.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RIDE, INC.



Dated:   May 14, 1996                By   /s/  G. Scott Stewart
                                          --------------------------
                                          G. Scott Stewart
                                          Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                        Manual
Exhibit No.   Description                                                              Page No.
10.61         Amendment No. 2 to Exclusive Distributorship Agreement, dated
              March, 1996, by and between Ride Snowboard Company, SMP Clothing,
              Inc. and Far East Trading Company Ltd.

10.62         Letter agreement for commitment of credit facilities, dated April
              30, 1996, by and between Hongkong Bank of Canada and C.A.S. Sports
              International, Inc.

27.1          Financial Data Schedule