Form 10-Q
period 1996-06-30
RIDE INC
filed 1996-08-14
CIK 917734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________


Commission File Number:  1-13042

                                   RIDE, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Washington                                  91-1571027
- -------------------------------------       ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


      8160 304th Avenue Southeast
          Preston, Washington                              98050
- ----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)



                                 (206) 222-6015
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X       No
                               -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, without par value -- 10,604,958 as of July 31, 1996

                                      INDEX

                                   RIDE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- June 30, 1996 and December
             31, 1995

         Condensed consolidated statements of operations -- Three months and six months ended June 30, 1996 and 1995

         Condensed consolidated statements of cash flows -- Six months ended
             June 30, 1996 and 1995

         Notes to condensed consolidated financial statements  -- June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                   RIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           June 30,     December 31,
                                                             1996          1995
                                                          (Unaudited)
                                                          --------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                  $ 1,571       $14,271
 Securities available for sale                                 --           3,840
 Receivables, less allowance for doubtful accounts of
     $411 at June 30, 1996 and $359 at
     December 31, 1995                                       13,993        13,556
    Inventories                                              11,865         4,409
 Prepaid expenses and other current assets                      633           782
 Income taxes receivable                                        491          --
 Deferred tax assets                                            281           281
                                                          --------------------------
      Total current assets                                   28,834        37,139

Plant and equipment, net of accumulated depreciation          6,664         3,649
Goodwill, net of accumulated amortization                    16,499        16,489
Other assets                                                    484           322
                                                          --------------------------
Total assets                                                $52,481       $57,599
                                                          ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $ 4,024       $ 7,828
    Accrued expenses                                            925         1,761
    Customer deposits                                           392           279
    Notes payable                                              --             938
    Income taxes payable                                       --             229
    Current portion of long-term debt                            82          --
                                                          --------------------------
         Total current liabilities                            5,423        11,035

Long-term debt, less current portion                            584          --

Deferred income taxes                                            69            69

Shareholders' equity:
    Preferred stock                                             500           500
    Common stock                                             38,743        38,244
    Retained earnings                                         7,162         7,751
                                                          --------------------------
         Total shareholders' equity                          46,405        46,495
                                                          --------------------------
Total liabilities and shareholders' equity                  $52,481       $57,599
                                                          ==========================



                             See accompanying notes.

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Three months ended June 30,     Six months ended June 30,
                                                      ---------------------------     -------------------------
                                                         1996           1995             1996            1995
                                                      ---------------------------     -------------------------

Net sales                                              $ 13,501       $ 12,278         $ 26,278        $ 17,264
Cost of goods sold                                        9,337          9,046           18,727          13,187
                                                      ---------------------------     -------------------------
Gross profit                                              4,164          3,232            7,551           4,077

Selling, general and administrative expenses              3,596          1,885            8,671           3,428
                                                      ---------------------------     -------------------------
Operating income (loss)                                     568          1,347           (1,120)            649

Interest income, net                                         76             81              251             161
                                                      ---------------------------     -------------------------
Income (loss) before income taxes                           644          1,428             (869)            810

Income tax expense (benefit)                                233            514             (298)            305
                                                      ---------------------------     -------------------------
Net income (loss)                                      $    411       $    914         ($   571)       $    505
                                                      ===========================     =========================


Per share:
     Primary                                           $   0.04       $   0.10         ($  0.06)       $   0.06
     Fully diluted                                     $   0.04       $   0.09         ($  0.06)       $   0.05


Weighted average common shares outstanding:
     Primary                                             11,222          9,305           10,538           8,814
     Fully diluted                                       11,422          9,773           10,538           9,360


                             See accompanying notes.

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  Six months ended June 30,
                                                                  -------------------------
                                                                     1996            1995
                                                                  -------------------------

Net cash used in operating activities                              $(12,964)       $ (3,709)

INVESTING ACTIVITIES:
    Purchase of plant and equipment                                  (3,323)           (414)
    Sale of securities available for sale                             3,840            --
    Other                                                              (383)            (39)
                                                                  -------------------------
         Net cash provided by (used in) investing activities            134            (453)

FINANCING ACTIVITIES:
    Proceeds from exercise of Common Stock options                      358              42
    Proceeds from sale of Common Stock                                   62            --
    Repayment of notes payable                                         (938)           --
    Proceeds from long-term debt                                        675            --
    Repayment of long-term debt                                          (9)           --
    Proceeds from exercise of Common Stock warrants                    --             2,083
    Dividends paid                                                      (18)            (18)
                                                                  -------------------------
         Net cash provided by financing activities                      130           2,107
                                                                  -------------------------
Net decrease in cash and cash equivalents                           (12,700)         (2,055)
Cash and cash equivalents at beginning of period                     14,271           5,830
                                                                  -------------------------
Cash and cash equivalents at end of period                         $  1,571        $  3,775
                                                                  =========================

SUPPLEMENTAL DISCLOSURE:
    Cash paid for income taxes                                     $    343        $    486
    Cash paid for interest                                         $     38            --

NONCASH FINANCING ACTIVITY:
    Preferred stock dividends declared but not paid                $      9        $      9
    Tax benefit of stock option exercises                          $     79        $     16


                             See accompanying notes.

                                   RIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Ride, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are highly seasonal, occurring primarily between June and December as its products are shipped to customers. The results of operations for the three and six month periods ended June 30, 1996, therefore may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. All amounts are stated in US dollars.

2.     NET INCOME (LOSS) PER SHARE

Primary net income per share for the three month periods ended June 30, 1996 and 1995 and for the six month period ended June 30, 1995 has been computed by dividing net income, after reduction for Preferred Stock dividends, by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants having exercise prices below the average market price of the Common Stock using the treasury stock method. Fully diluted net income per share has been computed by dividing net income by the weighted average number of common shares and equivalents outstanding assuming the conversion of the Preferred Stock occurred at the beginning of the period. The number of common share equivalents included in the fully diluted computations represent shares issuable upon exercise of stock options and warrants having exercise prices below either the greater of the average market price or the ending market price of the Common Stock using the treasury stock method.

Net loss per share for the six month period ended June 30, 1996 has been calculated based upon the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options have been excluded from the weighted average number of shares outstanding because their effects are antidilutive.

3.     INVENTORIES

Inventories at  June 30, 1996 and December 31, 1995 consisted of the following:

                                                         June 30,   December 31,
                                                           1996          1995
                                                         -----------------------
                                                              (In thousands)
                 Finished goods                            $ 8,182       $ 2,812
                 Work in process                               212            98
                 Raw materials and supplies                  3,471         1,499
                                                         -----------------------
                                                           $11,865       $ 4,409
                                                         =======================

                                   RIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4.     LINE OF CREDIT

In June 1996, the Company replaced its line of credit with a U.S. bank with a new facility with the same bank. The new facility provides $30 million in borrowings either for direct advances or for letters of credit. The facility expires March 31, 1997 and contains various financial covenants including working capital, tangible net worth and quick ratio requirements. The facility is collateralized by substantially all of the U.S.-based assets of the Company. At June 30, 1996, no direct advances had been taken against the facility.

5.     FOREIGN CURRENCY TRANSACTIONS

The Company enters into foreign currency forward contracts to hedge firm purchase and sales orders denominated in foreign currencies. At June 30, 1996, the Company had the following open positions (in thousands):

                                              Foreign Currency        Dollar
  Foreign Currency      Type of Contract           Amount            Equivalent           Maturity Dates
- ------------------------------------------------------------------------------------------------------------
  Deutsche Marks            Purchase               6,700              $4,645           July - September 1996
  Canadian Dollars            Sell                 1,700              $1,247              September 1996

The net loss on these forward contracts as of June 30, 1996 of approximately $250,000 has been deferred and will be recognized when the related commitments are settled.

6.     LONG-TERM DEBT

The Company's landlord has agreed to loan the Company $750,000 to fund a portion of the expansion and improvement of the Company's Preston, Washington office, warehouse and manufacturing facilities. The loan has an annual effective interest rate of approximately 4.3% and is due in monthly payments of principal and interest of $9,100 through August 2004. At June 30, 1996, $675,000 of the total loan amount had been drawn.

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

GENERAL

The Company is a leading designer, manufacturer and marketer of snowboards and related products through its subsidiaries, Ride Snowboard Company ("Ride Snowboards"), C.A.S. Sports International, Inc. ("CAS"), Thermal Snowboards, Inc. ("Ride Manufacturing") and SMP Clothing, Inc. ("SMP"). The Company acquired CAS in August 1994, Thermal in September 1995 and SMP in October 1995. The Company also acquired 5150 Snowboards, Inc. ("5150") in September 1995 and later merged 5150 with and into Ride Snowboards. The results of operations of these acquired subsidiaries are included in the Company's financial statements from their respective dates of acquisition.

The Company's operations vary significantly during the year based on the winter sports season. The season for winter sports, which includes snowboarding, typically runs from November through March in northern hemisphere markets. Accordingly, the Company generates the majority of its sales in the third and fourth quarters, as snowboard retailers time their purchases to meet expected retail demand.* Because relatively lower net sales are generated in the first and second quarters of the year, the Company expects to incur operating losses in the first half of the year for the foreseeable future.*

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996 COMPARED WITH QUARTER ENDED JUNE 30, 1995

Net sales increased 10% to $13.5 million in the second quarter of 1996 from $12.3 million in the second quarter of 1995. Approximately $3.6 million of the 1996 amount was generated by SMP, Ride Manufacturing and the "5150" brand. Sales in the CAS and Ride Snowboards divisions (exclusive of sales of the "5150" brand) were down $2.4 million over the same period in 1995 due primarily to acceleration of sales from the second quarter of 1996 into the first quarter of 1996. In addition, OEM shipments from the CAS division decreased relative to the second quarter of 1995.

Gross margins increased to 31% for the second quarter of 1996 from 26% for the second quarter of 1995. The increase in gross margins in the 1996 period is attributable primarily to the in-house production of the majority of the Company's high-end "Ride" and "5150" brand snowboards at Ride Manufacturing. Margins were also positively affected by the higher gross margins contributed by SMP and by a smaller percentage of total sales being contributed by the CAS division, which has relatively lower gross margins.

Selling, general and administrative expenses increased to $3.6 million for the second quarter of 1996 from $1.9 million for the second quarter of 1995. This increase was due to the increased scope of the Company's operations in 1996, including increased research and development expenditures, increased occupancy expenses associated with the expansion of the Ride Snowboards division warehouse, office and manufacturing facilities as well as the additional operating expenses associated with SMP, Ride Manufacturing and the "5150" brand, which were acquired in the second half of 1995.

Interest income, net of interest expense, decreased to $76,000 in the second quarter of 1996 compared with $81,000 for the second quarter of 1995. The decrease was due to overall lower cash balances on hand during the 1996 quarter resulting primarily from seasonably higher cash needs to fund the Company's in-house manufacturing operations.

The second quarter 1996 income tax provision of $233,000 is based upon the expected overall effective rate for the year.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS  ENDED JUNE 30, 1995

Net sales increased 52% to $26.3 million for the first six months of 1996 from $17.3 million in the first six months of 1995. Approximately $5.9 million of the 1996 amount was generated by SMP, Ride Manufacturing and the "5150" brand. Sales in the CAS and Ride Snowboards divisions (exclusive of sales of the "5150" brand) increased 18% or $3.1 million over the same period in 1995 reflecting the continued growth across all of Ride Snowboards' brands and accelerated timing of international product shipments during the first half of 1996 that otherwise would have occurred in the second half of the year.

Gross margins increased to 29% for the first six months of 1996 from 24% for the first six months of 1995. The increase in gross margins in the 1996 period is attributable primarily to the in-house production of the majority of the Company's high-end "Ride" and "5150" brand snowboards at Ride Manufacturing. Gross margins were also positively affected by the higher gross margins contributed by SMP and by a smaller percentage of total sales being contributed by the CAS division, which has relatively lower gross margins.

Selling, general and administrative expenses increased to $8.7 million for the first six months of 1996 from $3.4 million for the same period of 1995. This increase was due to the increased scope of the Company's operations in 1996, including increased marketing expenses in the first quarter associated with the major industry trade shows and new product introductions, increased research and development expenditures, increased occupancy expenses associated with the expansion of the Ride Snowboards division warehouse, office and manufacturing facilities as well as the additional operating expenses associated with SMP, Ride Manufacturing and the "5150" brand, which were acquired in the second half of 1995.

Interest income, net of interest expense, increased to $251,000 for the first six months of 1996 compared with $161,000 for the first six months of 1995. The increase was due to overall higher cash balances on hand in the first quarter of 1996 stemming from the increased scope of the business as well as capital supplied by the Company's August 1995 public stock offering.

The income tax benefit of $298,000 for the first six months of 1996 is based upon the expected overall effective rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1996, the Company financed its operations primarily through cash balances on hand. Net cash used in operating activities totaled approximately $13.0 million in the first half of 1996 compared with $3.7 million in the comparable period of 1995. This change was due primarily to increases in inventories associated with the larger scope of the Company's business and the addition of internal manufacturing through its September 1995 acquisition of Ride Manufacturing. Because the Company now manufactures a significant portion of its own snowboards, there is a greater need for cash in the first part of the year to fund raw material purchases and production.

Net cash provided by investing activities totaled $134,000 during the first six months of 1996 compared to net cash used in investing activities of $453,000 in the first six months of 1995. The 1996 period includes approximately $3.8 million in proceeds from the sale of short term investments, offset by capital expenditures of approximately $3.3 million. The 1996 capital expenditures include molds and tooling for snowboards and snowboard bindings, leasehold improvements related to the expansion of the Company's Preston, Washington office, warehouse and manufacturing operations, and additional manufacturing equipment.

Net cash provided by financing activities totaled $130,000 in the first half of 1996 compared with $2.1 million in the comparable period of 1995. First half 1996 financing activities included the retirement of $938,000 in notes payable to the sellers of SMP and $420,000 in proceeds from the exercise of stock options and sale of common stock through the Company's employee stock purchase plan. In addition, the Company's landlord has agreed to loan the Company $750,000 to fund a portion of the expansion and improvement of the Company's Preston, Washington office, warehouse and manufacturing facilities. The loan has an annual effective interest rate of approximately 4.3% and is due in monthly payments of principal and interest through December 2003. At June 30, 1996, $675,000 of the total loan amount had been drawn. The 1995 period included approximately $2.1 million in proceeds from the exercise of common stock warrants. These warrants were all exercised or redeemed by the end of the third quarter of 1995.

The Company has credit facilities with two banks. In June 1996, the Company replaced its line of credit with a U.S. bank with a new facility with the same bank. The new facility provides $30 million in borrowings either for direct advances or for letters of credit for all of the Company's U.S. subsidiaries. Borrowings under this facility bear interest at the bank's prime U.S. lending rate or at a LIBOR option plus 1.5%. The facility expires March 31, 1997 and contains various financial covenants including working capital, tangible net worth and quick ratio requirements. The facility is collateralized by substantially all of the U.S.-based assets of the Company. At July 31, 1996, the Company had outstanding letters of credit aggregating $3.6 million under this facility and direct advances totaling $3.7 million.

CAS has three credit facilities from a Canadian bank. The first facility provides a $5.3 million line of credit for direct borrowings and usance letters of credit. The second facility provides for a $10.5 million line for no control and sight letters of credit. The third facility provides for a $1.1 million foreign exchange forward contract line. Borrowings under these facilities will bear interest at the bank's prime U.S. lending rate plus 0.5%. The credit facilities contain certain operating covenants including tangible net worth and ownership requirements for CAS and are collateralized by substantially all of CAS's assets. At July 31, 1996, CAS had outstanding import letters of credit aggregating $2.3 million and direct advances totaling $1.7 million.

The Company believes that cash on hand, collection of receivables and borrowings under its existing credit facilities will be sufficient to meet its operating needs for the next 12 months.*

Certain of the Company's purchase commitments and sales are denominated in foreign currencies. Because a change in the value of such currencies relative to the U.S. dollar will affect the Company's gross profit and net income, the Company enters into forward currency contracts to hedge against adverse currency fluctuations. Although the Company believes that these contracts decrease the overall exposure to gains and losses from currency fluctuations, such exposure cannot be entirely eliminated.

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.*

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 2, 1996, the Company's Preston Binding Company subsidiary ("Preston"), together with Mark A. Raines and Gregory A. Deeney, commenced an action in the United States District Court for the Southern District of New York (docket no. 96-CIV-2361-JFK) against Switch Manufacturing Co. ("Switch") for patent infringement. Preston, Raines and Deeney allege that Switch's Autolock(TM) step-in snowboard binding infringes U.S. Patent No. 4,973,073 (the "Raines Patent") for a step-in binding held by Raines and Deeney. Preston is a plaintiff in the case because Preston has signed a letter agreement with Raines and Deeney to acquire the Raines Patent. In response, Switch commenced an action on April 15, 1996 against Preston and the Company in the United States District Court for the Northern District of California (docket No. 96-CIV-1376-WHO) seeking a declaratory judgment that the Autolock(TM) binding does not infringe the Raines Patent. On July 24, 1996, the judge in the action in the Southern District of New York granted Switch's motion to transfer the case to the Northern District of California. The Company expects that the two cases will be consolidated into a single case in the Northern District of California.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 6, 1996. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

                  Nominee                     For               Withheld
                  -------                     ---               --------

         James J. Salter                   9,051,780            196,565
         Mark M. Salter                    9,052,477            195,868
         Roger B. Madison, Jr.             9,047,417            200,928
         Timothy G. Pogue                  9,052,851            195,494
         Kenneth J. Finkelstein            9,051,942            196,403
         Corey J. Hechler                  9,051,398            196,947
         Gerald B. Wasserman               9,050,743            197,602

The results of the voting on additional items are lised below. All such proposals were approved.

(a) Increase in the number of shares of Common Stock available under the Company's 1994 Stock Option Plan and 1994 Directors' Nonqualified Stock Option Plan by 500,000.

             In Favor           Opposed          Abstained      Broker Non-Vote
             --------           -------          ---------      ---------------
             7,817,597         1,351,605          43,943             35,200

(b) Adoption of various amendments to the 1994 Directors Nonqualified Stock Option Plan.

             In Favor           Opposed          Withheld       Broker Non-Vote
             --------           -------          --------       ---------------
            7,849,932           566,616           193,599           638,198

(c) Ratification of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 1996.

             In Favor           Opposed          Withheld
             --------           -------          --------
            9,162,833            23,951            61,561

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

      10.27 Employment Agreement, dated January 1, 1995, by and between Ride Snowboard Company and Timothy G. Pogue (9)

      10.28     Form of Ride Snowboard Company 1994 Stock Option Plan (1)

      10.29 Form of Ride Snowboard Company 1994 Directors' Nonqualified Stock Option Plan (1)

      10.30 Lease Agreement with Teachers Insurance & Annuity Association dated January 10, 1994 (1)

      10.32     Amended Form of Underwriting Agreement (6)

      10.34 Standard Form Multiple Occupancy Lease, dated November 29, 1994, by and between Ride Snowboard Company and BDC Preston Properties One Limited Partnership (8)

      10.35 Business Loan Agreement, dated June 10, 1996, by and between Ride, Inc. and U.S. Bank of Washington, N.A., expiring March 31, 1997

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

      10.57 Employment Agreement, dated January 1, 1996, by and between C.A.S. Sports International, Inc. and Robert F. Marcovitch (21)

      10.58 First Amendment, dated August 4, 1995, to Lease Agreement by and between Ride Snowboard Company and BDC Preston Properties One Limited Partnership (21)

      10.59 Second Amendment, dated November 21, 1995, to Lease Agreement by and between Ride Snowboard Company and BDC Preston Properties One Limited Partnership (21)

      10.60 Third Amendment, dated March 26, 1996, to Lease Agreement by and between Ride Snowboard Company and BDC Preston Properties One Limited Partnership (21)

      10.61 Amendment No. 2 to Exclusive Distributorship Agreement, dated October 24, 1995, by and between Ride Snowboard Company, 5150 Snowboards, Inc., SMP Clothing, Inc. and Far East Trading Company Ltd.

      10.62 Letter agreement for commitment of credit facilities, dated April 30, 1996, by and between Hongkong Bank of Canada and C.A.S. Sports International, Inc. (22)

      10.63 Agreement, dated May 7, 1996, by and between Ride, Inc. and James J. Salter

      10.64 Agreement, dated August 2, 1996, by and between Ride, Inc. and Kenneth J. Finkelstein

      10.65 Agreement, dated August 7, 1996, by and between Ride, Inc. and Robert E. Hall

       11.1     Computation of earnings per share

       27.1     Financial Data Schedule

- ------------------------------

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

       (22) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

* Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment.

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                  EXHIBIT INDEX

                                                                                                  Manual
Exhibit No.    Description                                                                        Page No.
- -----------    -----------                                                                        --------
10.35          Business Loan Agreement, dated June 10, 1996, by and between Ride, Inc.
               and U.S. Bank of Washington, N.A., expiring March 31, 1997
10.63          Agreement, dated May 7, 1996, by and between Ride, Inc. and James J. Salter
10.64          Agreement, dated August 2, 1996, by and between Ride, Inc. and Kenneth J.
               Finkelstein

10.65          Agreement, dated August 7, 1996, by and between Ride, Inc. and Robert E. Hall
11.1           Computation of earnings per share
27.1           Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    RIDE, INC.
    --------------------------
    (Registrant)

Dated:   August 13, 1996           By  /s/  G. Scott Stewart
                                      ---------------------------------
                                       G. Scott Stewart
                                       Vice President & Chief Financial Officer