Form 10-Q
period 1996-09-30
RIDE INC
filed 1996-11-14
CIK 917734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO________________


Commission File Number:  1-13042


                                   RIDE, INC.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Washington                                   91-1571027
------------------------------                ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


 8160 304th Avenue Southeast
     Preston, Washington                                 98050
------------------------------                ----------------------------
    (Address of principal                             (Zip Code)
     executive offices)


                                 (206) 222-6015
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1933 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X        No
                              ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, without par value -- 10,701,428  shares as of October 31, 1996

                                      INDEX

                                   RIDE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

      Condensed consolidated balance sheets -- September 30, 1996 and
            December 31, 1995

      Condensed consolidated statements of operations -- Three months and nine months ended September 30, 1996 and 1995

      Condensed consolidated statements of cash flows -- Nine months ended
            September 30, 1996 and 1995

      Notes to condensed consolidated financial statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   RIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                       September 30,   December 31,
                                                           1996            1995
                                                        (Unaudited)
                                                       -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                              $   737        $14,271
   Securities available for sale                               --          3,840
   Receivables, less allowance for doubtful
   accounts of $615 at September 30, 1996 and
     $359 at December 31, 1995                             28,257         13,556
   Inventories (Note 3)                                    16,302          4,409
   Prepaid expenses and other current assets                  448            782
   Deferred tax assets                                        281            281
                                                          -------        -------
      Total current assets                                 46,025         37,139

Plant and equipment, net of accumulated
  depreciation                                              7,276          3,649
Goodwill, net of accumulated amortization                  16,396         16,489
Other assets                                                  546            322
                                                          -------        -------
Total assets                                              $70,243        $57,599
                                                          =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $ 6,761        $ 7,828
   Accrued expenses                                         1,491          2,040
   Short-term borrowings                                    9,221            938
   Income taxes payable                                     1,550            229
   Current portion of long-term debt                           82             --
                                                          -------        -------
      Total current liabilities                            19,105         11,035

   Long-term debt, less current portion                       558             --

   Deferred income taxes                                       69             69

Shareholders' equity:
   Preferred stock                                            500            500
   Common stock                                            39,217         38,244
   Retained earnings                                       10,794          7,751
                                                          -------        -------
      Total shareholders' equity                           50,511         46,495
                                                          -------        -------
Total liabilities and shareholders' equity                $70,243        $57,599
                                                          =======        =======

See accompanying notes.

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three months ended      Nine months ended
                                                    September 30,          September 30,
                                                --------------------    --------------------
                                                  1996        1995        1996        1995
                                                --------     -------    --------     -------
Net sales                                       $ 35,329     $31,896    $ 61,606     $49,160
Cost of goods sold                                23,985      22,795      42,712      35,983
                                                --------     -------    --------     -------
Gross profit                                      11,344       9,101      18,894      13,177

Selling, general and administrative expenses       5,419       3,525      14,090       6,953
                                                --------     -------    --------     -------
Operating income                                   5,925       5,576       4,804       6,224

Interest income                                       14         114         292         276
Interest expense                                    (125)         --        (152)         --
                                                --------     -------    --------     -------
Income before income taxes                         5,814       5,690       4,944       6,500

Income tax expense                                 2,172       2,112       1,874       2,417
                                                --------     -------    --------     -------
Net income                                         3,642       3,578       3,070       4,083
                                                ========     =======    ========     =======
Per share:
   Primary                                      $   0.32     $  0.34    $   0.27     $  0.42
   Fully diluted                                $   0.32     $  0.33    $   0.27     $  0.40

Weighted average common shares
outstanding:
   Primary                                        11,258      10,549      11,334       9,550
   Fully diluted                                  11,485      10,832      11,534      10,159

See accompanying notes.

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        Nine months ended
                                                           September 30,
                                                      ---------------------
                                                        1996         1995
                                                      --------     --------
Net cash used in operating activities                  (21,960)    ($9,659)

INVESTING ACTIVITIES:
   Purchase of furniture, plant and equipment           (4,669)       (612)
   Acquisitions of Thermal Snowboards and
   5150 Snowboards, net of cash acquired                    --     (11,931)

   Sale of securities available for sale                 3,840          --
   Other                                                  (448)        (33)
                                                      --------     -------
      Net cash used in investing activities             (1,277)    (12,576)

FINANCING ACTIVITIES:
   Net proceeds from sale of Common Stock                   62      23,303
   Proceeds from exercise of Common Stock                   --       4,515
    warrants
   Proceeds from exercise of Common Stock                  744          87
     options
   Proceeds from short-term borrowings                  13,301          --
   Repayments of short-term borrowings                  (4,080)         --
   Proceeds from notes payable                             640          --
   Repayments of notes payable                            (938)         --
   Dividends paid                                          (26)        (26)
                                                      --------     -------
      Net cash provided by financing activities          9,703      27,879
                                                      --------     -------
Net increase in cash and cash equivalents              (13,534)      5,644
Cash and cash equivalents at beginning of period        14,271       5,830
                                                      --------     -------
Cash and cash equivalents at end of period            $    737     $11,474
                                                      ========     =======
SUPPLEMENTAL DISCLOSURE:
   Cash paid for income taxes                         $    386     $   887
   Cash paid for interest                             $    126     $    --

NONCASH FINANCING ACTIVITY:
   Preferred stock dividends declared but not paid    $      9     $     9
     Tax benefit of stock option exercises            $    166     $    66

See accompanying notes.

                                   RIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Ride, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are highly seasonal, occurring primarily between June and December as its products are shipped to customers. The results of operations for the three and nine month periods ended September 30, 1996, therefore may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. All amounts are stated in US dollars.

2.   NET INCOME PER SHARE

Primary net income per share for the three and nine month periods ended September 30, 1996 and 1995 has been computed by dividing net income, after reduction for Preferred Stock dividends, by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants having exercise prices below the average market price of the Common Stock using the treasury stock method. Fully diluted net income per share has been computed by dividing net income by the weighted average number of common shares and equivalents outstanding assuming the conversion of the Preferred Stock occurred at the beginning of the period. The number of common share equivalents included in the fully diluted computations represent shares issuable upon exercise of stock options and warrants having exercise prices below higher of the ending market price or the average market price of the Common Stock using the treasury stock method.

3.   INVENTORIES

Inventories at September 30, 1996 and December 31, 1995 consisted of the following:

                               September 30,  December 31,
                                    1996        1995
                               -------------  ------------
                                      (In thousands)
             Raw materials         $ 2,274       $2,812
             Work in process           217           98
             Finished goods         13,811        1,499
                                   -------       ------
                                    16,302        4,409
                                   =======       ======

                                   RIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



4.   FOREIGN CURRENCY TRANSACTIONS

The Company enters into foreign currency forward contracts to hedge firm purchase and sales orders denominated in foreign currencies. At September 30, 1996, the Company has the following open positions (in thousands):

                                        Foreign Currency      Dollar
Foreign Currency    Type of Contract         Amount         Equivalent          Maturity Dates
----------------------------------------------------------------------------------------------------
 Deutsche Marks        Purchase               2,277           $1,521             October 1996
Canadian Dollars         Sell                 1,700           $1,248      November 1996-January 1997

The net loss on these forward contracts as of September 30, 1996 of approximately $28,000 has been deferred and will be recognized when the related commitments are settled.

5.   LONG-TERM DEBT

The Company's landlord has agreed to loan the Company $750,000 to fund a portion of the expansion and improvement of the Company's Preston, Washington office, warehouse and manufacturing facilities. The loan has an effective interest rate of approximately 4.3% and is due in monthly payments of principal and interest of $9,100 through December 2003. At September 30, 1996, $675,000 of the total loan amount had been drawn.

6.   SUBSEQUENT EVENTS

On October 11, 1996, the Company sold the excess inventory and brokered-OEM portions of its C.A.S. Sports International, Inc. ("C.A.S. Sports") and C.A.S. Sports Agency, Inc. ("C.A.S. Agency") subsidiaries to a corporation formed for that purpose by an investor group that included two former Company executives and a number of former C.A.S. Sports employees. The aggregate purchase price was comprised of $700,000 in cash, a short-term, non-interest bearing promissory note in the amount of $300,000 and two long-term promissory notes aggregating $2.0 million. The long-term notes are secured by the stock of the sold corporations and bear interest at prime. No principal or interest payments are due on the long-term notes for one year from the date of the transaction. Thereafter, repayment is due in quarterly principal installments of $100,000 plus interest though September 2002. The proceeds of the sale will be used by the Company to repay current bank borrowings. The Company recognized a pre-tax gain of approximately $500,000 on the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

To the extent that this Quarterly Report on Form 10-Q discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about the future, such statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the timely availability and acceptance of new products, the Company's dependence on outside manufacturers, the management of growth and other risks detailed in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995. Forward looking statements contained in this Quarterly Report on Form 10-Q are more specifically identified with the symbol (*).

GENERAL

The Company is a leading designer, manufacturer and marketer of snowboards and related products through its subsidiaries, Ride Snowboard Company ("Ride Snowboards"), C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (collectively, "CAS"), Thermal Snowboards, Inc. ("Ride Manufacturing") and SMP Clothing, Inc. ("SMP"). The Company acquired CAS in August 1994, Thermal in September 1995 and SMP in October 1995. The Company also acquired 5150 Snowboards, Inc. ("5150") in September 1995 and later merged 5150 with and into Ride Snowboards. The results of operations of these acquired subsidiaries are included in the Company's financial statements from their respective dates of acquisition.

The Company's operations vary significantly during the year based on the winter sports season. The season for winter sports, which includes snowboarding, typically runs from November through March in northern hemisphere markets. Accordingly, the Company generates the majority of its sales in the third and fourth quarters, as snowboard retailers time their purchases to meet expected retail demand.* Because relatively lower net sales are generated in the first and second quarters of the year, the Company expects to incur operating losses in the first quarter, and possibly in the second quarter, for the foreseeable future.*

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1995

Net sales increased 11% to $35.3 million in the third quarter of 1996 from $31.9 million in the third quarter of 1995. Approximately $7.5 million of the 1996 amount was generated by SMP, Ride Manufacturing and the "5150" brand up from $2.6 million in the third quarter of 1995. Sales in the CAS and Ride Snowboards divisions (exclusive of sales of the "5150" brand) were down $1.5 million over the same period in 1995 due primarily to a decline in OEM shipments from the CAS division.

Gross margins increased to 32% for the third quarter of 1996 from 29% for the third quarter of 1995. The increase in gross margins in the 1996 period is attributable primarily to the in-house production of the majority of the Company's high-end "Ride" and "5150" brand snowboards at Ride Manufacturing. Margins were also positively affected by the higher gross margins contributed by SMP and by a smaller percentage of total sales being contributed by the CAS division, which has relatively lower gross margins.

Selling, general and administrative expenses increased to $5.4 million for the third quarter of 1996 from $3.5 million for the third quarter of 1995. This increase was due to the increased scope of the Company's operations in 1996, including increased research and development expenditures, increased occupancy expenses associated with the expansion of the Ride Snowboards division warehouse, office and manufacturing facilities as well as the additional operating expenses associated with SMP, Ride Manufacturing and the "5150" brand, which were acquired in the second half of 1995.

Interest income decreased to $14,000 in the third quarter of 1996 compared with $114,000 for the third quarter of 1995. The decrease was due to overall lower cash balances on hand during the third quarter 1996 resulting primarily from seasonably higher cash needs to fund the Company's in-house manufacturing operations. In addition, the Company had significant cash on hand in the third quarter of 1995 from the completion of its August 1995 public stock offering. Interest expense totaled $125,000 in the third quarter of 1996 as the Company began borrowing under its lines of credit to fund its seasonal working capital needs and incurred interest expense related to the financing of the Company's leasehold improvement's at its Preston, Washington facility.

The third quarter 1996 income tax provision of $2.2 million is based upon the expected overall effective rate for the year.*

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales increased 25% to $61.6 million for the first nine months of 1996 from $49.2 million in the first nine months of 1995. Approximately $13.6 million of the 1996 amount was generated by SMP, Ride Manufacturing and the "5150" brand up from $2.6 million in the first nine months of 1995. Sales in the CAS and Ride Snowboards divisions (exclusive of sales of the "5150" brand) increased 3% or $1.4 million over the same period in 1995 reflecting the continued growth across all of Ride Snowboards' brands offset by a decline in OEM shipments from CAS.

Gross margins increased to 31% for the first nine months of 1996 from 27% for the first nine months of 1995. The increase in gross margins in the 1996 period is attributable primarily to the in-house production of the majority of the Company's high-end "Ride" and "5150" brand snowboards at Ride Manufacturing. Gross margins were also positively affected by the higher gross margins contributed by SMP and by a smaller percentage of total sales being contributed by the CAS division, which has relatively lower gross margins.

Selling, general and administrative expenses increased to $14.1 million for the first nine months of 1996 from $7.0 million for the same period of 1995. This increase was due to the increased scope of the Company's operations in 1996, including increased marketing expenses in the first quarter associated with the major industry trade shows and new product introductions, increased research and development expenditures, increased occupancy expenses associated with the expansion of the Ride Snowboards division warehouse, office and manufacturing facilities as well as the additional operating expenses associated with SMP, Ride Manufacturing and the "5150" brand, which were acquired in the second half of 1995.

Interest income increased to $292,000 for the first nine months of 1996 compared with $276,000 for the first nine months of 1995. The increase was due to overall higher cash balances on hand in the first half of 1996 stemming from the increased scope of the business as well as capital supplied by the Company's August 1995 public stock offering. Interest expense totaled $152,000 for the first nine months of 1996 as the Company began borrowing under its lines of credit to fund its seasonal working capital needs and incurred interest expense related to the financing of the Company's leasehold improvement's at its Preston, Washington facility.

The income tax provision of $1.9 million for the first nine months of 1996 is based upon the expected overall effective rate for the year.*

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996, the Company used net cash of $22.0 million in operating activities compared to $9.7 million for the same period in 1995. The primary uses of cash in operating activities are seasonal buildups in accounts receivable from third quarter shipments and inventories. A significant amount of the Company's sales have extended terms which come due in the fourth quarter which contributed to the receivable buildup. Inventories totaled $16.3 million at September 30, 1996 compared to $4.3 million as of September 30, 1995. The increase is attributable to several factors including: (a) higher raw materials and work in process inventories from the increased scope of the Company's manufacturing operations; (b) additional inventories from the Company's SMP subsidiary which was purchased in the fourth quarter of 1995; (c) earlier product deliveries from suppliers in

1996, and; (d) late reductions in orders from the Company's primary Japanese distributor for which inventory commitments had already been made with suppliers. The Company expects to sell a significant portion of the inventory on hand through shipping its remaining backlog of orders in the fourth quarter, through normal reorder activity and through close-out sales if necessary.*

Net cash used in investing activities totaled $1.3 million during the first nine months of 1996 compared to net cash used in investing activities of $12.6 million in the first nine months of 1995. The 1996 period includes capital expenditures of approximately $4.7 million offset by approximately $3.8 million in proceeds from the sale of short term investments. The 1996 capital expenditures include molds and tooling for snowboards and snowboard bindings, leasehold improvements related to the expansion of the Company's Preston, Washington office, warehouse and manufacturing operations, and additional manufacturing equipment. The 1995 period included $11.9 million for the purchases of Thermal Snowboards and 5150.

Net cash provided by financing activities totaled $9.7 million in the first nine months of 1996 compared with $27.9 million in the comparable period of 1995. Financing activities in the 1996 period include net borrowings of approximately $9.2 million on the Company's credit facilities, the retirement of $0.9 million in notes payable to the sellers of SMP, and $0.8 million in proceeds from the exercise of stock options and sale of common stock through the Company's employee stock purchase plan. In addition, the Company's landlord has agreed to loan the Company $750,000 to fund a portion of the expansion and improvement of the Company's Preston, Washington office, warehouse and manufacturing facilities. The loan has an annual effective interest rate of approximately 4.3% and is due in monthly payments of principal and interest through December 2003. At September 30, 1996, $675,000 of the total loan amount had been drawn. The 1995 period included $23.3 million in proceeds from the sale of common stock and $4.5 million in proceeds from the exercise of common stock warrants.

The Company has credit facilities with two banks, one in the U.S. and one in Canada. The U.S. facility provides $30 million in borrowings either for direct advances or for letters of credit for all of the Company's U.S. subsidiaries. Borrowings under this facility bear interest at the bank's prime U.S. lending rate or at a LIBOR option plus 1.5%. The facility expires March 31, 1997 and contains various financial covenants including working capital, tangible net worth and quick ratio requirements. The facility is collateralized by substantially all of the U.S.-based assets of the Company. At September 30, 1996, the Company had outstanding letters of credit aggregating $1.7 million under this facility and direct advances totaling $6.1 million.

The Canadian bank provides three facilities for the Company's Canadian operations. The first facility provides a $5.3 million line of credit for direct borrowings and usance letters of credit. The second facility provides for a $10.5 million line for no control and sight letters of credit. The third facility provides for a $1.1 million foreign exchange forward contract line. Borrowings under these facilities bear interest at the bank's prime U.S. lending rate plus 0.5%. The credit facilities contain certain operating covenants including tangible net worth and ownership requirements for CAS and are collateralized by substantially all of CAS's assets. At September 30, 1996, the Company had outstanding import letters of credit aggregating $2.0 million and direct advances totaling $3.1 million. In connection with the October 1996 sale of the CAS excess inventory and OEM businesses, the Company is in the process of renegotiating its Canadian bank credit facilities.

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

ITEM 1. LEGAL PROCEEDINGS

      On April 2, 1996, the Company's Preston Binding Company subsidiary ("Preston"), together with Mark A. Raines and Gregory A. Deeney, commenced an action in the United States District Court for the Southern District of New York (docket no. 96-CIV-2361-JFK) against Switch Manufacturing Co. ("Switch") for patent infringement. Preston, Raines and Deeney allege that Switch's Autolock(TM) step-in snowboard binding infringes U.S. Patent No. 4,973,073 (the "Raines Patent") for a step-in binding held by Raines and Deeney. Preston is a plaintiff in the case because Preston has signed a letter agreement with Raines and Deeney to acquire the Raines Patent. In response, Switch commenced an action on April 15, 1996 against Preston and the Company in the United States District Court for the Northern District of California (docket No. 96-CIV-1376-WHO) seeking a declaratory judgment that the Autolock(TM) binding does not infringe the Raines Patent. On July 24, 1996, the judge in the action in the Southern District of New York granted Switch's motion to transfer the case to the Northern District of California. The two cases have been consolidated and preliminary discovery is underway.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

 Exhibit No.                         Description
 -----------                         -----------

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

    10.62 Letter agreement for commitment of credit facilities, dated April 30, 1996, by and between Hongkong Bank of Canada and C.A.S. Sports International, Inc. (22)
    10.63 Agreement, dated May 7, 1996, by and between Ride, Inc. and James J. Salter (23)
    10.64 Agreement, dated August 2, 1996, by and between Ride, Inc. and Kenneth J. Finkelstein (23)
    10.65 Agreement, dated August 7, 1996, by and between Ride, Inc. and Robert E. Hall (23)
    10.66 Stock Purchase Agreement, dated October 11, 1996, by and between Ride, Inc. and Gen-X Equipment, Inc. (24)
    10.67 Amendment No. 1 to Resignation Agreement, dated October 11, 1996, by and between Ride, Inc. and James
             J. Salter. (24)
    10.68 Amendment No. 1 to Resignation Agreement, dated October 11, 1996, by and between Ride, Inc. and Kenneth J. Finkelstein. (24)
    11.1     Computation of earnings per share
    27.1     Financial Data Schedule

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

(23) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

(24) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Current Report on Form 8-K, dated October 11, 1996.

* Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment.

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                  EXHIBIT INDEX


                                                                   Manual
Exhibit No. Description                                           Page No.
----------- -----------                                           --------
11.1        Computation of earnings per share
27.1        Financial Data Schedule



SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     RIDE, INC.
     ------------------------------
           (Registrant)




Dated:   November 13, 1996      By  /s/ G. Scott Stewart
                                    ------------------------------------
                                    G. Scott Stewart
                                    Sr. Vice President & Chief Financial Officer