Form 10-K
period 1996-12-31
RIDE INC
filed 1997-03-31
CIK 917734

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-13042

                                   RIDE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                  WASHINGTON                                    91-1571027
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

         8160 304TH AVENUE SOUTHEAST
             PRESTON, WASHINGTON                                  98050
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 222-6015
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                 Common Stock                             NASDAQ National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  Yes  __   No  X

     As of March 14, 1997, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was $38,336,310 based on the closing sale price of the registrant's Common Stock on the Nasdaq Stock Market.

     As of March 14, 1997, the number of shares of the registrant's Common Stock outstanding was 10,771,352.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Registrant's Definitive 1997 Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III hereof.
================================================================================

TO THE EXTENT THAT THIS ANNUAL REPORT ON FORM 10-K DISCUSSES FINANCIAL PROJECTIONS, INFORMATION OR EXPECTATIONS ABOUT THE COMPANY'S PRODUCTS OR MARKETS, OR OTHERWISE MAKES STATEMENTS ABOUT THE FUTURE, SUCH STATEMENTS ARE FORWARD LOOKING AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE STATEMENTS MADE. SUCH FACTORS INCLUDE, AMONG OTHERS, THOSE DISCUSSED IN ITEM 1 BELOW UNDER THE HEADING "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT AND DOCUMENTS INCORPORATED BY REFERENCE HEREIN.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Ride, Inc. ("the Company") is a leading designer, manufacturer and marketer of snowboards and related products through its subsidiaries: Ride Snowboard Company ("Ride Snowboards"), Ride Manufacturing, Inc. ("Ride Manufacturing," formerly known as Thermal Snowboards, Inc.), Ride Canada, Inc. ("Ride Canada") and SMP Clothing, Inc. ("SMP"). The Company was founded in September 1992 and acquired Ride Manufacturing in September 1995 and SMP in October 1995. The Company also acquired 5150 Snowboards, Inc. ("5150") in September 1995 and later merged 5150 with and into Ride Snowboards. Finally, the Company acquired C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (collectively, "CAS") in August 1994. In October 1996, the Company transferred substantially all of the Canada-based operating assets and liabilities of CAS, other than fixed assets, into Ride Canada, a newly formed corporation, and all of the US-based operating assets and liabilities of CAS into Ride Snowboards, and sold the CAS entities.

     Ride Snowboards sells premium to mid-range snowboards and related products primarily through specialty snowboard and ski shops and regional sporting goods stores, under the "Ride," "5150", "Liquid," Preston," and "Cappel" brand names. Ride Manufacturing is a manufacturer of premium snowboards which are produced principally for Ride Snowboards. Ride Manufacturing also produces a limited number of snowboards for other snowboard companies on an OEM basis. SMP designs and manufactures snowboard, surf, skate, motocross and street apparel which is sold through specialty shops under the "SMP" brand name. Ride Canada acts as the Company's Canadian distributor for its "Ride," "5150", "Liquid," Preston," "Cappel" and "SMP" branded products. Until its disposition in October 1996, CAS marketed entry-level snowboards and related products under various brand names, including "Marvel," "Slim," "Burnt," and "PL" and on a private label basis, primarily to regional sporting goods stores and large-format sporting goods retailers. In addition, CAS sold snowboards and related products on an OEM basis to other snowboard companies and bought excess snowboard and sporting goods inventories from manufacturers and sold such products to retailers throughout the world. The OEM and excess inventory portions of the CAS business were sold in October 1996 while the branded and private label portions of the business were retained by the Company and are being operated as the Company's Special Products Group ("SPG").

     In September 1996, the Company reorganized its businesses along functional lines and created six operating divisions: Winter Sports, Apparel, International, Manufacturing, Finance and Administration. The Winter Sports division includes the Company's development efforts for snowboards, boots, bindings and skateboards (collectively, "hard goods") and the marketing and sale of those products in the United States. Winter Sports includes the Company's SPG business, which sells its products worldwide. The Apparel division includes the development of apparel and accessories (collectively, "soft goods") and the marketing and sale of such products in the United States. The International division, which includes Ride Canada, is primarily responsible for sales and marketing of the Company's products (except for SPG products) outside of the United States. The Manufacturing division, which includes Ride Manufacturing, manages the Company's snowboard and snowboard binding production as well as certain product research and development. The Finance division encompasses the finance, accounting, legal, credit and MIS functions of the Company. The

Administration division includes the Company's distribution, customer service, human resources and inventory control functions.

INDUSTRY BACKGROUND

     Tracing its roots to surfing and skateboarding, snowboarding was invented in the late 1970's. The first products available commercially were unsophisticated in design, were made almost entirely by small "backyard" manufacturers and were meant largely for use outside of established ski areas. In the early 1990's, snowboard design advanced to higher performance standards and the sport began to attract broader demographic participation.

     The Company believes that the growth of snowboarding is attributable in large part to advantages that the sport holds over alpine skiing. Many people find that snowboarding not only is more natural and easier to learn than alpine skiing, but also provides a greater degree of excitement over more diverse terrain. Snowboarding may also involve less risk of knee injury than alpine skiing because both of the rider's feet are mounted on a single board. For many, snowboarding equipment is also less cumbersome and more comfortable than alpine ski equipment; poles are unnecessary and the boots are softer and lighter than ski boots.

     While the majority of snowboarders are males between the ages of 13 and 24, the sport is growing in popularity among females and older sports enthusiasts. In 1996, industry statistics show the average age of the sport's participants increased from 21 years to 24 years. Ski resorts are taking an active role in the development and promotion of the sport. In 1996, approximately 96% of the ski areas in the United States offered snowboarding. Consistent with the sport's increasing appeal, the International Olympic Committee has designated snowboarding as a full medal event at the 1998 Winter Olympic Games in Nagano, Japan.

     The snowboard industry today is highly fragmented with scores of competitors. The Company anticipates the industry may experience consolidation in the future as weaker brands are either absorbed or cease business operations. The Company believes that a single competitor has a significant market share, four companies (including the Company) have smaller but substantial market shares and over 100 other companies share in the remainder of the market. Historically, most large ski companies have had limited success in penetrating the snowboard market with their established ski brands. The Company anticipates this condition may change, however, depending on a number of factors, including without limitation, the effectiveness of the ski companies' marketing campaigns, cross-over skiers entering the sport and snowboarders' acceptance of those companies' brands.

     Industry data has shown growth in retail sales of snowboards, boots and bindings in North America. The Company believes similar retail growth occurred in the European and Japanese markets. However, the Company believes industry sales at the wholesale level have outpaced retail growth, creating a current oversupply of product. This condition is especially prevalent in the Japanese market. The Company anticipates current oversupply conditions may adversely affect worldwide sales growth opportunities in the 1997-1998 season.

BUSINESS STRATEGY

     The Company's goal is to capture a significant share of the market for snowboards and related products. The key elements of the Company's strategy are as follows:

     Brand Marketing. The Company believes that a strong brand focus is critical for long-term success in the snowboard industry. Beginning in 1997, the Company is positioning the "Ride" brand to be a full-line supplier of technical, high quality snowboards, boots, bindings, apparel and accessories rather than as a snowboard-only brand. Boots, formerly offered by the Company under the "Preston" brand, will now bear the "Ride" brand. "Preston" brand bindings will bear the "Ride" logo and the "Ride Manufactured" tagline. The Company also introduced a high-end "Ride" brand binding in 1997. "Cappel" apparel will also bear the "Ride" logo and the "Ride Manufactured" tagline. The Company believes that extending the "Ride" name into these other related areas and focusing more marketing dollars on this brand will not only increase brand awareness and strengthen the "Ride" image but provide efficiencies in marketing and selling efforts. The

Company will continue to market and sell its "5150", "SMP," and "Liquid" brands, which the Company believes have solid followings.

     The Company's marketing strategy promotes "Ride" and "5150" as aggressive, counter-culture brands on the cutting edge of snowboarding. The Company focuses its advertising on major industry magazines, as well as "underground" publications, in North America, Europe and Japan. A key element of the Company's marketing strategy is the involvement of the "Ride," "5150" and "Liquid" professional snowboard teams in numerous snowboarding events and promotions.

     Targeted Distribution. The Company employs a tiered distribution strategy, with distinct brands targeted at each major distribution channel within the snowboard industry. At the high end of the snowboard market, the Company distributes products primarily to specialty snowboard and ski shops under its premium "Ride" and "5150" brand names. The "Ride" and "5150" brand distribution strategy is centered around a policy of limited distribution through carefully selected snowboard-oriented retailers. For 1997, the Company has added lower price points to the "Ride" line-up in order to capture a larger share of the market with the core brand. The Company's "Liquid" brand snowboards are aimed at middle price points with more conservative graphics and product designs, and are distributed through a wider network of snowboard and sporting goods retailers as well as certain large-format sporting goods retailers. SPG brands are aimed at lower price-points and are distributed through large-format sporting goods retailers, which cater to the mainstream consumer market.

     Innovative Product Design. The Company's progressive image is complemented by its product development strategy. Unlike many other snowboard companies, which rely largely on third-party design technicians and engineers, the Company uses its in-house product development team in collaboration with the Company's team riders to develop high-performance products that incorporate the most advanced snowboarding technology. The Company has introduced several innovative products and designs, such as aircraft-grade aluminum binding components and Thermal(TM) Cap snowboard construction. For 1997, the Company introduced three new snowboard construction styles, including the "Misty Cap" whose wood core is up to 35% lighter than prior year offerings. The Company continues to develop additional designs and products to enhance riding performance and the stature of the Company's brand names.

     Manufacturing Capability. In order to improve its margins, reduce reliance on suppliers and enhance product development efforts, the Company acquired Ride Manufacturing in September 1995. In 1996, approximately 45% of the Company's branded snowboards were produced in this facility, compared to just 10% in 1995. The Company's 1997 goal is to produce 65% of its snowboards in-house at the Ride Manufacturing factory, with additional increases expected in 1998.

     Soft Goods Business. The Company believes the soft goods business represents a significant growth opportunity. In order to take advantage of this potential growth area, the Company bought SMP in 1995 and has developed the "Cappel" brand apparel line. For 1997, the "Cappel" brand will be tied more directly to the "Ride" brand to benefit from the "Ride" technical image, to more efficiently utilize marketing resources and to extend the "Ride" brand into the soft goods side of the business. The Company is also placing more emphasis on the accessories business (gloves, bags, hats, etc.) as a means of extending its brands and growing its revenue base.

     International Sales and Marketing. The Company believes that markets outside of the United States represent opportunities for growth. The Company's International division was created to more effectively manage and develop these markets. Ride Canada, which acts as the Company's Canadian distributor of "Ride," "Liquid," "Preston," "Cappel" and "SMP" was formed in 1996 to maximize growth opportunities in Canada with more focused marketing and sales efforts. The International division is also focusing its efforts on the European market by partnering with its distributors on team, advertising and promotional areas to strengthen the Company's brands.

PRODUCTS

     The Company offers a full line of snowboards, bindings, boots, accessories and snowboard-related apparel at a variety of price-points.

  SNOWBOARDS

     The following table details the Company's tiered distribution and brand marketing strategy:

                       RIDE & 5150             LIQUID           SPG BRANDS
                   --------------------    ---------------    ---------------
   Suggested           $199 - $499           $199 - $375        $199 - $249
  Retail Price
    Primary        Specialty Snowboard      Regional and       Large-Format
  Retail
    Outlets           and Ski Shops         Large-Format      Sporting Goods
                                           Sporting Goods        Retailers
                                              Retailers

     "Ride" and "5150." Designed for high performance, "Ride" and "5150" snowboards incorporate the most advanced technology and have historically been positioned at the high end of the snowboard market. For 1997, additional price point snowboards have been added to the "Ride" line-up to target additional levels of snowboard enthusiasts. The Company's most advanced snowboards are offered exclusively under the "Ride" label. Suggested retail prices range from $199 to $499. The Company currently offers 55 sizes of snowboards under the "Ride" brand name within ten board series. The Company currently offers 20 sizes of snowboards under the "5150" brand name within four board series.

     "Liquid." Introduced in 1994, "Liquid" snowboards are aimed at riders who require a quality board at a competitive price. Suggested retail prices for the 6 "Liquid" series in 27 sizes range from $199 to $375. Incorporating proven technology, these snowboards are suitable for advanced snowboarders as well as novices.

     SPG Brands. SPG offers a line of snowboards which include the "Mercury," "Burnt," "PL," "Tucker" and "Wicked" brands. These snowboards retail from approximately $199 to $249 and are targeted at price-sensitive beginning and intermediate riders. The Company also markets snowboards with trademarks and copyrighted images licensed from Marvel Comics.

  BINDINGS

     The Company and its SPG unit offer snowboard bindings primarily under the "Preston" and "Slim" brand names, respectively. "Preston" bindings come in four models -- "EX," "LX," "LS" and "KS" -- that are targeted to different levels of experience and performance. Beginning in 1997, the "Preston" brand will also bear the "Ride" logo and will be directly associated with the "Ride" brand via the tagline "Ride Manufactured." "Preston" bindings retail at a range of $75 to $155. "Slim" bindings retail at a range of $60 to $100. For 1997, the Company has introduced a new high end "Ride" pro model binding which retails for $170. The mounting features of the Company's bindings are compatible with the Company's snowboards and those offered by virtually all competitors.

  BOOTS

     The Company currently offers five snowboard boots under the "Ride" brand name for beginner through expert level riders. "Ride" boots retail from $129 to $250. SPG offers four snowboard boots under the "Custom" brand name which retail from $60 to $120.

  APPAREL

     The Company believes that clothing is an important element of the snowboarding subculture and that the demand for snowboarding apparel will grow with the popularity of the sport. In addition, snowboard apparel has crossed over into everyday fashion, thereby increasing the potential market for the Company's apparel products.

     "SMP" is the brand of apparel developed by the Company's San Diego-based SMP Clothing subsidiary. The product line includes clothing and accessory items needed for snowboarding, surfing, skateboarding, and motocross, as well as pants, shirts, sweaters and other street and beach wear. "Cappel" is a line of high technology snowboarding and street apparel developed in 1993. The merchandise includes snowboard parkas, jackets, pants and hats, as well as knit shirts and sweaters for everyday wear. Beginning in 1997, the "Cappel" brand will also bear the "Ride" logo and will be directly associated with the "Ride" brand via the tagline "Ride Manufactured." "Cappel" brand apparel is geared more towards the technical end of the snowboard apparel business, while SMP focuses more on the fashion aspects of the business.

  ACCESSORIES

     The Company offers a variety of snowboarding accessories, including gloves, bags, packs, hats and caps under the "Ride," "5150," "Liquid," "Preston" and "Cappel" brands. In addition, the Company offers a line of "Slim" snowboard tools for adjustment of snowboard bindings and maintenance during use.

     The following table sets forth the contribution to net sales (in thousands) attributable to each of the Company's product groups for the year ended December 31, 1996.

        Snowboards..................................................  $39,926      53%
        Bindings....................................................   12,241      16
        Boots.......................................................    4,458       6
        Apparel.....................................................   13,597      18
        Accessories, skate and other................................    5,506       7
                                                                      -------     ---
        Net sales...................................................  $75,728     100%
                                                                      =======     ===

DISTRIBUTION

     The Company's worldwide distribution strategy is centered around a policy of limited distribution and market segmentation. Although more rapid sales growth could be achieved in the short term by selling all brands across all distribution channels, management believes continued growth and brand loyalty can be best achieved by selling each of the Company's brands primarily through those retailers that, in management's judgment, best serve the market segment to which the particular brand is targeted.

     The three main retail channels of distribution for the Company's branded products in North America are as follows:

     Specialty Snowboard and Ski Shops. These retailers primarily sell the Company's premium and mid-priced snowboards, including "Ride," and "5150", "Preston" bindings, "Ride" boots and "Cappel" and "SMP" apparel. These shops cater to experienced riders, a majority of whom are repeat buyers, as well as intermediate riders, cross-over skiers and other winter sports enthusiasts.

     Regional Sporting Goods Stores. These stores primarily sell the Company's "Liquid" and, to a lesser extent, SPG-branded snowboards, as well as "Custom" boots and "Preston" and "Slim" bindings. Regional sporting goods stores target customers who are less experienced or first-time snowboarders.

     Large-Format Sporting Goods Retailers. These retailers primarily offer the Company's entry-level snowboards and related products, including SPG-branded snowboards, certain "Liquid" snowboard models, as well as "Custom " boots, "Slim" bindings and entry-level "Preston" bindings. Large-format sporting goods retailers sell primarily to first-time and price-sensitive buyers.

     In North America, the Company distributes its branded products to retailers through its independent sales representatives and a limited number of employee sales representatives. Outside North America, the Company sells its products exclusively to independent distributors that in turn market and sell such products to retailers in those markets. The Company through its International and Apparel divisions works closely with its international distributors to promote its policies of limited distribution and market segmentation worldwide.

SPG distributes its products worldwide through its in-house sales force. The Company's North American and export sales (in thousands) are set forth below for the year ended December 31, 1996.

        United States...............................................  $31,744      42%
        Japan.......................................................   27,996      37
        Other.......................................................   15,988      21
                                                                      -------     ---
        Net sales...................................................  $75,728     100%
                                                                      =======     ===

     Two of the Company's Japanese distributors respectively accounted for 17% and 12% of 1996 net sales. Given the current excess inventory environment in Japan, the Company expects sales in that market to decrease in 1997. See "Risk Factors - Competition and Risks of International Business."

MARKETING

     The Company established its flagship "Ride" brand name as an aggressive, counterculture brand on the cutting edge of snowboarding. The Company has established different brand names for other target markets and seeks to increase consumer awareness of these brands without jeopardizing the "Ride" brand image. An important element of this strategy is the Company's "Ride," "5150," "Liquid" and "SMP" professional snowboard riders, who are prominently featured in the Company's print advertising in leading industry magazines and several "underground" snow/surf/skate publications. Snowboarding approximately 250 days a year, the Company's professional teams provide significant brand exposure through photographic and editorial coverage in major industry magazines and at organized snowboarding events.

     Through its "grass roots" programs, the Company sponsors top local riders in various markets with free products. Additionally, the Company's product demo program, "Ride More Talk Less," provides trial rides to customers and potential customers at ski areas around the country through the Company's five demo vans. These programs are designed to improve the visibility of the Company's products while enhancing the high-performance reputation of the "Ride," "5150" and "Liquid" brands. The Company also markets its snowboarding products through regular attendance at winter sports trade shows. The Company anticipates the expected participation of certain team riders in the 1998 Winter Olympics snowboarding events will further improve the visibility and image of the Company's products.

MANUFACTURING

     The Company's September 1995 acquisition of Ride Manufacturing has expanded the Company's snowboard development and production capabilities. In 1996, the Company manufactured approximately 45% of the snowboards it sold worldwide in the Ride Manufacturing facility. The Company expects to grow that number in 1997 to approximately 65%. In 1996, the Company devoted the majority of the Ride Manufacturing production efforts toward construction of "Ride," "5150" and "Liquid" brand snowboards, and a limited number of OEM snowboards. The Company expects a similar production mix in 1997 with the addition of certain SPG-branded snowboards.

PRODUCT DEVELOPMENT

     The Company's strategy is to be the industry leader in technologically innovative product design. Unlike many other snowboard companies, which rely largely on third-party design technicians and engineers, the Company uses its in-house product development teams, in collaboration with its team riders and product testers, to develop high-performance products that incorporate advanced snowboard, boot and binding construction and product technology. The Company continues to make advances in the use of light weight, durable materials in the construction of its snowboards. A pioneer in the use of aircraft-grade aluminum in bindings, the Company's binding products lead the industry in performance and durability. Approximately $39,000, $217,000 and $417,000 were specifically allocated to research and development expenses in 1994, 1995 and 1996, respectively. In addition to direct product development expenditures, the Company's research efforts benefit from extensive testing of products by the Company's team riders. Furthermore, the Company's product development programs are augmented by research and development efforts contributed by the

Company's principal suppliers. The Company expects to spend comparable amounts in 1997 on research and development efforts.

SUPPLIERS

     Pale Ski & Sport GmbH & Co. KG of Austria ("Pale") was the Company's largest third-party manufacturer of snowboards, producing approximately 34% of the Company's snowboards in 1996. For 1997, the Company anticipates decreasing its external sourcing of snowboards from Pale and other third party manufacturers as it increases its in-house production levels. The Company assembled all of its Preston bindings in 1996 in its Preston, Washington facility from parts sourced through a variety of U.S. and foreign suppliers. For 1997, the Company moved its binding production offshore to a single supplier to capitalize on lower cost opportunities. The Company's apparel, boot and accessory products will continue to be sourced through a variety of U.S. and foreign manufacturers.

     Although there remains the potential for shortages in certain raw materials used in the manufacture of its various products, the Company believes that its current suppliers will be in a position to meet its needs for snowboards, snowboard boots, bindings and apparel through the 1997-98 season. See "Risk Factors -- Dependence on Outside Manufacturers."

COMPETITION

     The snowboarding business is highly competitive and has relatively few technological or manufacturing barriers to entry. The Company's technology is generally not proprietary. The Company believes that Burton Snowboards has the leading global market share, four companies (including the Company) have smaller but substantial market shares and over 100 other manufacturers, including large ski manufacturers, share in the remainder of the market. The Company competes with a number of established manufacturers and distributors whose brand names enjoy recognition that exceeds that of the Company's brand names. In addition, there are several manufacturers and large ski and sporting goods companies that, although they are not currently active in the snowboard business, could pose a significant competitive threat to the Company by developing new snowboard brands or acquiring other snowboard companies. The Company may also face competition from new entrants in each of the Company's other product categories. In all its product categories, the Company competes with numerous manufacturers and distributors that have significantly greater financial, distribution, advertising and marketing resources than the Company. Although the Company believes that its products are well positioned to compete successfully in their respective categories, there can be no assurance that the Company will be able to continue to compete successfully in the future. See "Risk
Factors -- Competition."

INTELLECTUAL PROPERTY

     The Company aggressively seeks to protect its intellectual property rights such as trademarks, product designs and new concepts. These rights are protected through trademark registrations, the maintenance of trade secrets, the development of trade dress and, when necessary, appropriate action against those who are, in the Company's opinion, unfairly competing. In addition, the Company is seeking and will continue to seek in the future where appropriate, patent protection for product function and design innovations.

     The Company has applied for or been granted trademark registration in the United States and certain foreign jurisdictions for "Ride," "Liquid," "5150," "Preston," "Cappel" and "SMP." The Company also claims rights to the foregoing and to various other trademarks arising out of use of such marks. Although the Company believes these marks are enforceable, there can be no assurance that any of these trademarks are enforceable or are otherwise capable of protecting the goodwill associated with them. The Company believes that the failure to protect any of these trademarks could have a material adverse effect on the Company's business. See "Risk Factors -- Limited Protection of Technology."

RECENT DEVELOPMENTS

     Inventory Write-down and Restructuring Charges. In December 1996, the Company's Board of Directors approved a plan to write down excess inventories and restructure the Company's manufacturing operations. Due primarily to canceled commitments from the Company's principal Japanese distributor and an industry oversupply of snowboards, the Company recognized a $6.5 million write-down of its inventories. In addition, the Company recognized a $2.5 million restructuring charge in connection with moving the Company's binding production offshore and the withdrawal of snowboard production from two outside snowboard manufacturers used in 1996. The primary components of this charge are write-offs of abandoned equipment, tooling and leasehold improvements, cancellation fees paid to U.S. vendors and future lease costs.

     Class Action Lawsuit. On March 14, 1997, a securities class action complaint (the "Complaint") was filed against the Company and four of its directors and former directors in the United States District Court for the Western District of Washington at Seattle. The Complaint was filed on behalf of parties who purchased shares of the Company's common stock during the period beginning August 10, 1995 and ending on December 30, 1996. The Complaint alleges the Company and its founders issued misleading reports and information to the investing public. The Company intends to vigorously defend this lawsuit.

EMPLOYEES

     As of March 10, 1997, the Company had 286 full-time (including seasonal) employees. None of the Company's employees are subject to a collective bargaining agreement. The Company considers its employee relations to be good.

                                  RISK FACTORS

     Competition. The snowboarding business is highly competitive and has relatively few technological or manufacturing barriers to entry. The Company's technology is generally not proprietary. The Company competes with a number of established manufacturers and distributors whose brand names enjoy recognition that exceeds that of the Company's brand names. In addition, there are several manufacturers and large ski and sporting goods companies that, although they are currently engaged in only limited activity in the snowboard business or not at all, could pose a significant competitive threat to the Company by developing new snowboard brands or acquiring other snowboard companies. The Company may also face competition from new entrants in each of the Company's other product categories. In all its product categories, the Company competes with numerous manufacturers and distributors that have significantly greater financial, distribution, advertising and marketing resources than the Company. Although the Company believes that its products are well positioned to compete successfully in their respective categories, there can be no assurance that the Company will continue to compete successfully in the future. Moreover, future events affecting the Company or its competitors, consumer buying patterns, the introduction of new products by the Company or its competitors, weather patterns that may affect the demand for the Company's products, product supply fluctuations in the Company's markets, regulations affecting the Company's products, and the entry of additional competitors in the Company's markets, among other factors, could result in insufficient or excess inventory levels, missed market opportunities or higher markdowns, any of which would have a material adverse effect on the Company's financial condition and results of operations.

     Industry and Product Concentration. The Company's current product offerings consist predominantly of snowboards and related products. As a result of this concentration, the Company's future success will depend in large part on the continued growth of the snowboard market. Snowboarding is a relatively new sport, and there can be no assurance that the sport will continue to grow at the rate experienced in recent years, or that its popularity will not decline. Moreover, the market for snowboards is characterized largely by image-conscious, brand-driven younger consumers, and the Company's future success depends on its ability to regularly update its products and maintain its progressive, cutting-edge image, particularly with respect to its flagship "Ride" brand. Any failure by the Company to accurately predict and target future trends or to maintain its progressive image could have a material adverse effect on its results of operations. The Company believes that controlling its channels of distribution is critical to maintaining the premium image of its brands. While the Company can control the initial wholesale distribution of its products, it has limited ability to monitor or control the resale of its products through alternative channels. Failure to adequately control distribution of its products could have an adverse effect on its brand image and sales which in turn could have a material impact on the Company's financial position and results of operations. In addition, supply and demand imbalances in the snowboard industry could also have a material adverse effect on the Company's growth prospects, financial condition and results of operations. The Company's sales growth has been attributable in part to its introduction of new products. The Company believes that its future success will depend, among other things, on its continued ability to introduce innovative, well-received products, and there can be no assurance of its ability to do so. In addition, a major innovation by one or more of the Company's competitors could have a negative effect on the sales of one or more of the Company's product lines or brands.

     Dependence on Third-Party Selling Efforts. The Company primarily relies on third parties to sell, and in some cases to distribute, its products to retailers. In the United States and Canada, the Company generally uses independent sales representatives, who work under contract. Generally, such contracts may be terminated by either party upon 30 days' notice. Internationally, the Company uses distributors under long- term contractual arrangements. Loss of services, poor performance or difficulties encountered with any of the Company's independent sales representatives or distributors could each have a material adverse effect on the Company's results of operations. The Company's principal Japanese distributor accounted for approximately 17% of the Company's net sales in 1996. A second distributor in Japan accounted for 12% of 1996 net sales. The Company believes there is currently a significant over-supply of snowboard-related products at the distribution level in Japan. Due to performance considerations, the Company believes is unlikely that it will continue its relationship with its principal distributor in 1997 and may seek to find a new distributor or sell certain products directly to Japanese retailers. The loss of the services of either of the Company's principal Japanese distributors without replacement of such services or continued over-supply of products in Japan could have a material adverse effect on the Company's results of operations.

     Excess Inventory. At December 31, 1996, the Company took a $6.5 million write-down in its inventories. The Company plans to sell this product during 1997 at reduced prices primarily through its normal distribution channels. The sale of this excess product could negatively effect the Company's ability to sell new product into these same distribution channels which could have a material adverse impact on the Company's future operating results and financial position.

     Seasonality; Fluctuations in Quarterly Operating Results. Because snowboarding traditionally is a winter sport and the Company's sales are concentrated in the northern hemisphere, sales of the Company's products predominantly occur in the third and fourth quarters. Net sales in the second half of 1996 accounted for approximately 65% of net sales for the full year. The Company expects that for the foreseeable future the majority of net sales will continue to be generated in the third and fourth quarters. Since much of the Company's operating expense is fixed in nature and is budgeted based on higher third and fourth quarter net sales, a decline in net sales relative to internal expectations would have a significant adverse effect on results of operations. Because relatively lower net sales are realized in the first and second quarters of each year, the Company expects to incur operating losses in such quarters for the foreseeable future. Apart from seasonal factors, demand for the Company's products fluctuates in response to consumer buying patterns, weather conditions, discretionary spending habits, general economic conditions in the United States and abroad, product supply fluctuations in the United States and abroad and other factors. In addition to seasonal fluctuations, the Company's operating results fluctuate from quarter to quarter as a result of the timing of order shipments, new product introductions and new retailer openings. Furthermore, the Company's gross margins will fluctuate with product mix, the timing of product price adjustments, the mix of international and domestic sales and in-house production cost fluctuations. The Company's operating results for any interim period may not be indicative of the results for the entire year. While the Company expects to experience future growth, it is unlikely that the Company's growth will continue at its historical rate, and there can be no assurance that the Company can continue to grow sales or maintain profitability.

     Legal Proceedings. The Company is engaged in legal proceedings against Switch Manufacturing, Inc. and Wide Ride, Inc. alleging patent and trademark infringement by those companies, respectively. While the

Company intends to vigorously prosecute both lawsuits, there can be no assurance that the Company will prevail in either action. An award of damages pursuant to Switch's counterclaims, an adverse ruling in the Wide Ride case, or the expenditure of significant sums in the prosecution of either action could have a material adverse effect on the Company's financial condition and results of operations. On March 14, 1997, a shareholder filed a lawsuit against the Company and four of its current or former officers and directors, styled Murray v. Ride, Inc. et al The lawsuit alleges violations of certain federal securities laws and state laws, and purports to seek damages on behalf of a class of shareholders who purchased the Company's common stock during the period of August 10, 1995 through December 30, 1996. The Company intends to defend itself vigorously, however, there can be no assurance the Company will be successful in its defense against the action. An award of damages against the Company in excess of applicable insurance, if any, the expenditure of significant sums in the defense thereof or diversion of management's attention from other business concerns, could each have a material adverse effect on the Company's financial condition and results of operations.

     Acquisition-Related Risks. In 1995, the Company acquired Ride Manufacturing, a manufacturer of snowboards, 5150 Snowboards, Inc., a marketer of snowboards, and SMP an apparel supplier. The Company may, when and if the opportunity arises, acquire other businesses involved in activities or having product-lines that are compatible with the Company's business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. The acquisitions described above have placed significant demands on the Company's management, working capital and financial and management control systems. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially adversely affect the Company's financial condition and results of operations.

     Manufacturing. As a manufacturer of certain of the Company's products, the Company continually faces risks regarding the availability and cost of raw materials and labor, the potential need for additional capital equipment, increased manufacturing costs, potential organized labor issues, plant and equipment obsolescence, worker's safety and compensation issues and quality control. A disruption in the Company's production or distribution could have a material adverse effect on the Company's results of operations. Like certain of the Company's suppliers, the Company has experienced delays in the receipt of raw materials used in the manufacturing process.

     Risks of International Business. The Company's business is subject to the risks generally associated with doing business internationally, such as fluctuations in exchange rates, foreign governmental regulation, product distribution patterns and changes in economic conditions. These factors, among others, could influence the Company's ability to sell its products in international markets, as well as its ability to procure products or components. The Company purchases many of its products and components from sources outside of the United States, with purchase prices often denominated in foreign currencies. Although the Company enters into certain currency-hedging arrangements, unanticipated changes in the value of the U.S. dollar relative to that of certain foreign currencies could have a material adverse effect on the Company's results of operations. In addition, the Company's business is subject to the risks associated with the imposition of legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions or retaliatory actions on imports to the United States and other countries in which the Company's products are sold or manufactured. The Company cannot predict whether the foregoing legislation and regulation will be imposed by the United States or other countries, nor can it predict what effect such imposition would have on its business or results of operations.

     Product Liability. The Company's products are often used in relatively high-risk recreational settings. Consequently, the Company is exposed to the risk of product liability claims in the event that users of the Company's products are injured in connection with such use. In many cases, users of the Company's products may engage in imprudent or even reckless behavior while using such products, thereby increasing the risk of injury. The Company maintains product liability, general liability and excess liability insurance coverage.

There can be no assurance that such coverages will continue to be available on acceptable terms, or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's financial condition and results of operations.

     Dependence on Key Individuals; Conflicts of Interest. The Company's future success will be highly dependent on the services of its management team. The loss of the services of any of the Company's officers could have a material adverse effect on the Company's business. Further, the Company believes that the market for key personnel in its industry is highly competitive. There can be no assurance that the Company will be able to attract and retain key personnel with the skills and expertise necessary to manage the Company's business, both in the United States and abroad. Although Robert E. Hall, the Company's President and Chief Executive Officer commits his full time to the affairs of the Company, he continues to have business interests outside of the Company. Accordingly, he may encounter conflicts of interest in allocating his attention among various business activities.

     Limited Protection of Technology. Most of the Company's products are not based on proprietary technology. As a result, there are relatively few technological or other barriers to entry, and the Company's products may be replicated by competitors. There can be no assurance that current or future competitors will not offer products substantially identical to the Company's products, or competing products to customers at lower prices. The Company has filed for trademark and patent registration in the United States and certain foreign countries for certain of the Company's trademarks and product designs and/or functions. There can be no assurance that trademark or patent protection, as the case may be, will be granted in any or all of the countries in which applications are currently pending, or granted on the breadth of the current description of goods or designs. The Company has substantial international sales; the laws of foreign countries treat the protection of proprietary rights and intellectual property differently from, and may not protect the Company's proprietary or intellectual property rights to the same extent as do, the laws in the United States.

     Volatility of Stock Price. The market price of the Common Stock has fluctuated substantially in the past two years. There can be no assurance that the market price of the Common Stock will not significantly fluctuate from its current level. Future announcements concerning the Company or its competitors, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by the Company or its competitors, weather patterns that may be perceived to affect the demand for the Company's products, changes in earnings estimates by analysts, changes in accounting policies, future inventory supply situations and events in current or future legal proceedings, among other factors, could cause the market price of the Common Stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

     Dependence on Outside Manufacturers. Many of the Company's products are manufactured by outside suppliers. For 1997, the Company expects approximately 35% of its snowboards to be manufactured by third party suppliers. Also in 1997 it is expected that a single supplier will be manufacturing all of the Company's "Preston" and SPG-branded binding products from component parts manufactured by that and other suppliers. Both of the Company's apparel lines and its snowboard boots are manufactured to the Company's specifications by independent contractors. With recent exception, the Company generally does not have contracts with its manufacturing sources and competes with other companies for the production capacity of certain manufacturers. Although the Company believes that it has established close relationships with its principal manufacturing sources, its future success may depend on its ability to maintain such relationships. If the Company's relationship with any of its snowboard, boot, apparel, binding or other product manufacturers were interrupted, the Company could find it difficult to locate another source with sufficient production capacity to meet the Company's short-term needs, and the Company could miss the retailing season for that product. Since the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, the Company is unable to predict whether such relationships would be on terms that the Company regards as satisfactory. The Company would likely experience increased costs, as well as substantial disruption and resulting loss of sales, should an unexpected change in snowboard, boot, apparel, binding or other product suppliers become necessary. In addition, growth in the snowboard industry and other factors have resulted in shortages and, in some cases, price increases in certain raw materials necessary for the production of the Company's products, and such shortages or price increases may recur. At times, the Company has also experienced delays in the receipt of products from its suppliers as a result of shortages in raw materials, including fiberglass and P-Tex. Although the Company believes that it is well-positioned to minimize the impact of raw material shortages and delays in supplier shipments, such shortages and delays could have a material adverse affect on the Company's business, financial condition and results of operations.

     Limited Operating History; Ability to Manage Growth. Since its inception in September 1992, the Company has experienced rapid and substantial growth in its net sales, operations and employee base, and has undergone substantial changes in its business that have placed significant demands on the Company's management, working capital and financial and management control systems. Failure to continue to improve and upgrade the Company's operating, management and financial control systems or difficulties encountered during such improvements and upgrades could adversely affect the Company's business and results of operations. There can be no assurance that its systems, controls or personnel will be adequate to meet the demands of future growth. Inadequacies in these areas could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated With the Apparel Business. In late 1993, the Company introduced its "Cappel" line of snowboarding and street apparel. In October 1995, the Company acquired "SMP," a line of snowboard, skate, surf, street and motocross apparel. Fashion trends are volatile, and there can be no assurance that the Company will accurately anticipate shifts in fashion trends and adjust its merchandise mix to appeal to changing consumer tastes in a timely manner. If the Company is unsuccessful in responding to changes in fashion trends or market demand, the Company could experience insufficient or excess inventory levels, missed market opportunities or higher markdowns, any of which would have a material adverse effect on the Company's financial condition and results of operations.

     Potential Adverse Effect of Environmental Regulations. The Company is subject to federal, state and local governmental regulations relating to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. There can be no assurance that changes in environmental regulations or in the kinds of raw materials used by the Company will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's results of operations.

     Antitakeover Effects. The Company's Restated Articles of Incorporation authorize the issuance of 10,000,000 shares of "blank check" Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Company has designated 100,000 such shares as Series A Preferred Stock and, as of the date of this Prospectus, there were 100,000 shares of Series A Preferred Stock outstanding. Holders of Series A Preferred Stock are not entitled to vote on any matters upon which the holders of Common Stock have the right to vote, except with respect to special matters on which the holders of the Series A Preferred Stock are entitled to vote as a class. The Board of Directors may, without shareholder approval, issue additional Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power and other rights of the holders of the Common Stock. In the event of additional issuances, the Preferred Stock could be utilized, under certain conditions, as a method of delaying, deterring or preventing a change in control of the Company. Although the Company has no current plans to issue any additional shares of Preferred Stock, there can be no assurance that it will not do so in the future.

ITEM 2. PROPERTIES

     Ride Snowboards leases approximately 82,400 square feet of office and warehouse space in Preston, Washington, under a lease that expires December 31, 2003. The Company is attempting to sublease approximately 13,400 square feet of this facility formerly used for assembly of snowboard bindings.

     Ride Canada leases approximately 13,000 square feet of warehouse and office space in Etobicoke, Ontario, pursuant to a lease that expires on November 30, 2001.

     Ride Manufacturing occupies a 25,000 square foot manufacturing and office facility in Corona California under a lease expiring August 31, 2001. Ride Manufacturing also leases 19,925 feet of warehouse space in Corona pursuant to a lease that expires March 31, 1998.

     SMP leases approximately 26,250 square feet of office, warehouse and light manufacturing space in Chula Vista, California, pursuant to a lease that expires June 30, 1999.

     The Company anticipates that its current facilities will satisfy its needs through at least 1997.

ITEM 3. LEGAL PROCEEDINGS

     On March 14, 1997, a shareholder filed a lawsuit against the Company and four of its current or former officers and directors in the United States District Court for the Western District of Washington at Seattle, styled Murray
v. Ride, Inc. et al., Civil Action No. C97-0402-Z. The lawsuit alleges violations of certain federal securities laws and state laws, and purports to seek damages on behalf of a class of shareholders who purchased the Company's common stock during the period August 10, 1995 through December 30, 1996. The Company believes the lawsuit is without merit and intends to defend against it vigorously. However, there can be no assurance the Company will be successful in its defense against the action. An award of damages against the Company in the Murray action in excess of applicable insurance, if any, the expenditure of significant sums in the defense thereof, or both, could have a material adverse effect on the Company's financial condition and results of operations.

     In 1996, the Company initiated legal proceedings against Switch Manufacturing, alleging infringement by Switch of certain of the Company's patented binding technologies. Switch has counterclaimed in the lawsuit, alleging misuse of patent and unfair business practices by the Company, which claims the Company believes it has meritorious defenses to. The case is pending in the United States District Court for the Northern District of California as Raines, et al. v. Switch Manufacturing v. Ride, Inc., Civil Action No. C96-2648-DLJ. Also in 1996, the Company initiated legal proceedings against Wide Ride, Inc. in Federal District Court for the District of Colorado, styled Ride Snowboard Company v. Wide Ride, Inc., Civil Action No. 96-D-2003. The suit alleges infringement of the Company's registered "Ride" trademark by Wide Ride. The Company intends to vigorously prosecute both lawsuits. However, there can be no assurance that the Company will prevail in either action. An award of damages or the expenditure of significant sums in the prosecution of the Switch action could have a material adverse effect on the Company's financial condition and results of operations. Similarly, an adverse ruling on the Wide Ride infringement claim or the expenditure of significant sums in the prosecution thereof could have a material adverse effect on the Company's financial condition and results in operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the holders of the Company's securities during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                  STOCK TABLE

     The following table sets forth for the calendar quarters indicated the high and low closing bid prices as reported by NASDAQ (adjusted for stock splits):

                                                            1995                     1996
                                                     -------------------     --------------------
                                                      HIGH         LOW         HIGH         LOW
                                                     -------     -------     --------     -------
Quarter Ended:
  March 31.........................................  $ 7.813     $ 5.125     $ 33.500     $13.875
  June 30..........................................   14.813       7.125       14.188      10.375
  September 30.....................................   21.000      13.563       13.375       9.250
  December 31......................................   34.875      18.750       12.438       5.813

     The prices quoted reflect inter-dealer quotations, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. As of March 6, 1997, there were 542 record holders of the Company's common stock. For description of the Company's dividend policy, see "Management's Discussion and Analysis -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

                         SELECTED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                         DECEMBER 31,     ------------------------------------------
                                           1992(1)         1993      1994(2)     1995(3)     1996(4)
                                         ------------     ------     -------     -------     -------
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
  Net sales............................     $  208        $5,877     $25,349     $74,850     $75,728
  Cost of goods sold...................        149         3,879      18,398      54,988      61,641
                                              ----        ------     -------     -------     -------
  Gross profit.........................         59         1,998       6,951      19,862      14,087
  Selling, general and administrative
     expenses..........................        267         1,373       4,022      10,868      20,487
  Restructuring charges................         --            --          --          --       2,500
                                              ----        ------     -------     -------     -------
  Operating income (loss)..............       (208)          625       2,929       8,994      (8,900)
  Interest expense.....................         (1)         (130)         (1)        (18)       (268)
  Interest income......................         --             2          72         406         333
  Gain on sale of subsidiary...........         --            --          --          --         482
                                              ----        ------     -------     -------     -------
  Income (loss) before income taxes and
     extraordinary item................       (209)          497       3,000       9,382      (8,353)
  Income taxes provision (benefit).....         --            --       1,134       3,427      (2,863)
                                              ----        ------     -------     -------     -------
  Income (loss) before extraordinary
     item..............................       (209)          497       1,866       5,955      (5,490)
  Extraordinary item...................         --           (83)         --          --          --
                                              ----        ------     -------     -------     -------
  Net income (loss)....................     $ (209)       $  414     $ 1,866     $ 5,955     $(5,490)
                                              ====        ======     =======     =======     =======
  Pro Forma net income (loss)(5).......     $ (209)       $  343
                                              ====        ======
NET INCOME (LOSS) PER SHARE:
  Primary..............................         --            --     $  0.29     $  0.60     $ (0.52)
  Fully diluted........................         --            --     $  0.27     $  0.57     $ (0.52)
  Pro forma............................     $(0.05)       $ 0.08          --          --          --

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                              1992       1993       1994        1995        1996
                                              -----     ------     -------     -------     -------
CONSOLIDATED BALANCE SHEET DATA:
  Working capital (deficit).................  $(216)    $1,046     $ 7,663     $26,104     $20,713
  Total assets..............................    246      2,431      15,718      57,599      50,655
  Long-term debt............................     --         --          --          --         604
  Shareholders' equity (deficit)............   (209)     1,152      11,524      46,495      42,309

---------------
(1) Period from September 8, 1992 (inception) to December 31, 1992.

(2) Results for the year ended December 31, 1994 reflect the Company's August 18, 1994 acquisition of CAS Sports.

(3) Results for the year ended December 31, 1995 reflect the Company's September 1, 1995 acquisitions of Thermal Snowboards, Inc. and 5150 Snowboards, Inc. and the October 20, 1995 acquisition of SMP Clothing, Inc.

(4) Results for the year ended December 31, 1996 include the CAS Sports excess inventory and OEM businesses from January 1, 1996 through October 11, 1996, the date those businesses were sold.

(5) From September 8, 1992 (inception) through December 31, 1993, the Company was exempt from the payment of federal income taxes as a result of its election to be treated as an S Corporation. The pro forma net income (loss) per share for these periods include pro forma provisions for income taxes as if the Company had been subject to such taxes for the periods presented. Historical net income (loss) per share data is not presented because per share amounts of an S Corporation may not be meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     To the extent that this annual report discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about the future, our statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the timely availability and acceptance of new products, the Company's dependence on outside manufacturers, the management of growth and the other risks detailed in the Company's reports on Forms 10-K and 10-Q, including the Form 10-K that will be filed in connection with this annual report for the year ended December 31, 1996. Certain forward looking statements included in the following discussion are more specifically identified with the symbol (*).

OVERVIEW

     Ride, Inc. ("the Company") is a leading designer, manufacturer and marketer of snowboards and related products through its subsidiaries: Ride Snowboard Company ("Ride Snowboards"), Ride Manufacturing, Inc. ("Ride Manufacturing," formerly known as Thermal Snowboards, Inc.), Ride Canada, Inc. ("Ride Canada") and SMP Clothing, Inc. ("SMP"). The Company was founded in September 1992 and acquired Ride Manufacturing in September 1995 and SMP in October 1995. The Company also acquired 5150 Snowboards, Inc. ("5150") in September 1995 and later merged 5150 with and into Ride Snowboards. Finally, the Company acquired C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (collectively, "CAS") in August 1994. In October 1996, the Company transferred substantially all of the Canada-based operating assets and liabilities of CAS, other than fixed assets, into Ride Canada, a newly formed corporation, and all of the US-based operating assets and liabilities of CAS into Ride Snowboards, and sold the CAS entities. The results of operations of these acquired subsidiaries are included in the Company's financial statements from their respective dates of acquisition through their applicable dates of disposition.

     Ride Snowboards sells premium to mid-range snowboards and related products primarily through specialty snowboard and ski shops and to regional sporting goods stores under the "Ride," "5150," "Liquid,"

"Preston," and "Cappel" brand names. Ride Manufacturing is a manufacturer of premium snowboards which are produced principally for Ride Snowboards. Ride Manufacturing also produces a limited number of snowboards for other snowboard companies on an OEM basis. SMP designs and manufactures snowboard, surf, skate, motocross and street apparel which is sold through specialty shops under the "SMP" brand name. Ride Canada acts as the Company's Canadian distributor for its "Ride," "5150," "Liquid," "Preston," "Cappel" and "SMP" branded products. Until its disposition in October 1996, CAS marketed entry-level snowboards and related products under various brand names, including "Marvel," "Slim," "Burnt," and "PL" and on a private label basis, primarily to regional sporting goods stores and large-format sporting goods retailers. In addition, CAS sold snowboards and related products on an OEM basis to other snowboard companies and bought excess snowboard and sporting goods inventories from manufacturers and sold such products to retailers throughout the world. The OEM and excess inventory portions of the CAS business were sold in October 1996 while the branded and private label portions of the business were retained by the Company and are being operated as the Company's Special Products Group ("SPG").

     Because snowboarding traditionally is a winter sport and the Company's sales are concentrated in the northern hemisphere, sales of the Company's products predominantly occur in the third and fourth quarters. Since much of the Company's operating expense is fixed in nature and is budgeted based on higher third and fourth quarter net sales, a decline in net sales relative to internal expectations would have a significant adverse effect on results of operations. Because relatively lower net sales are realized in the first and second quarters of each year, the Company expects to incur operating losses in the first two quarters of the year for the foreseeable future.* In addition to seasonal fluctuations, the Company's operating results fluctuate from quarter to quarter as a result of the timing of order shipments, new product introductions, new retailer openings, consumer buying patterns, weather conditions, discretionary spending habits, general economic conditions in the United States and abroad and other factors. Furthermore, the Company's gross margins will fluctuate with product mix, the timing of product price adjustments and the mix of international and domestic sales.

     The Company accumulates a backlog of orders beginning in February as a result of preseason orders placed in connection with winter sports trade shows. The backlog decreases beginning in late spring as product begins to be shipped and is usually insignificant by the end of the year. Backlog in the snowboarding industry is subject to delay or cancellation.

     During the first quarter of 1996, the Company's principal Japanese distributor requested a decrease in its contractual purchase commitment due to excess inventory conditions in the Japanese market. The Company agreed to accept the lower order from this distributor in exchange for that distributor releasing its exclusive rights in Japan for certain brands. Subsequently, the Company entered into agreements with two other Japanese companies for exclusive distribution of the "5150" and "Cappel" brands and non-exclusive distribution of "Preston" brand boots and bindings. In the first quarter of 1997, the Company terminated its agreement with its Japanese distributor of the "Ride" and "Liquid" brands and announced that such brands will be sold directly to retailers in Japan in 1997 rather than through distributors. Historically, a significant percentage of the Company's sales have been to the Japanese market. Given the excess inventory conditions in this market, management expects this percentage to decrease significantly in 1997.*

RESULTS OF OPERATIONS

  Year ended December 31, 1995 compared with year ended December 31, 1996

     Net sales increased 1% in 1996 from $74.9 million in 1995 to $75.7 million in 1996. Ride Manufacturing, 5150 and SMP contributed a total of $7.6 million to net sales in 1995, subsequent to their respective acquisition dates, and $16.1 million in 1996. The remaining difference is due to the inclusion of the CAS excess inventory and OEM businesses for the full year in 1995 as opposed to 1996 when they were included only through their October 11, 1996 disposition date.

     Net sales of hard goods (defined as snowboards, skateboards, boots and bindings) represented 80% of total sales in 1996 while soft goods (apparel and accessories) made up 20%. In 1995, hard goods comprised 90% of total sales and soft goods 10%. The increase in soft goods sales is attributable primarily to the inclusion of SMP for the entire year in 1996 as opposed to 1995 when SMP was included only from its October 20, 1995 acquisition date. Management expects soft goods sales to continue to increase as a percentage of sales in future periods.* In 1996, net sales in North America made up 59% of total sales with international sales making up the remaining 41%. In 1995, North American sales comprised 67% and international sales 33%. The increase in international sales in 1996 was attributable primarily to the addition of SMP for the entire year in 1996 as a majority of that company's sales are to international markets. With the disposition of the CAS businesses and the excess inventory situation in the Japanese market, management expects North American sales to comprise a larger percentage of total sales in 1997.*

     Gross profit decreased from $19.9 million in 1995 to $14.1 million in 1996 while gross margins dropped from 27% in 1995 to 19% in 1996. These decreases are due to a $6.5 million inventory write down taken by the Company in December 1996. This write down was necessitated by excess inventories resulting primarily from canceled commitments from the Company's principal Japanese distributor. Without the inventory write down, gross margins would have remained at 27% in 1996 due to offsetting factors. First, the addition of Ride Manufacturing towards the end of 1995 allowed the Company to manufacture 45% of its branded snowboards in 1996 compared to only 10% in 1995. Cost savings from this change had a positive impact on gross margins. In addition, the inclusion of a full year of higher-margin SMP sales in 1996 also served to increase gross margins. Offsetting these gains was an aggressive fourth quarter discounting program offered by the Company in an attempt to reduce the amount of excess inventory on hand.

     As competition in the snowboard industry increases, management expects there to be downward pressure on prices in future periods, especially in the mid-to-low price points.* In an effort to offset the effect of this trend on margins, the Company will seek to increase the percentage of snowboards it manufactures in its own factory and to focus more emphasis on the mid-to-upper price points in the market.* In addition, the Company moved its Preston binding operations offshore for 1997 to benefit from lower cost of materials and labor outside of the U.S.

                                                                    1995        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        OPERATING EXPENSES:
          Selling, general & administrative......................  $10,868     $19,487
          Restructuring charges..................................       --       2,500
          Management transition..................................       --       1,000
                                                                   -------     -------
                  Total operating expenses.......................  $10,868     $22,987
                                                                   =======     =======

     Selling, general and administrative expenses increased 79% from $10.9 million in 1995 to $19.5 million in 1996. The increase was due to the inclusion of the operations for Ride Manufacturing and SMP for the entire year in 1996 as well as the increased scope of the Company's operations in 1996. The primary components of selling, general and administrative expenses were salaries, wages, commissions and other compensation ($5.5 million in 1995 and $8.6 million in 1996), advertising, promotion and team ($1.9 million in 1995 and $4.3 million in
1996) and occupancy, depreciation and amortization expense ($735,000 in 1995 and $1.9 million in 1996). Management expects selling, general and administrative expenses to increase somewhat in 1997 as the Company invests in growing its key brands and with increased competition as the industry continues to mature.*

     Also included in operating expenses in 1996 are $2.5 million in restructuring charges and $1.0 million in management transition expenses. The restructuring charges are associated with the move of the Preston binding operations offshore and the withdrawal of snowboard production from two outside snowboard manufacturers used in 1996. The primary components of the restructuring charges are write-offs of abandoned equipment, tooling and leasehold improvements, accrual of future lease costs and vendor cancellation fees. The management transition expenses are associated with the 1996 change in top management and include contractual severance packages for the Company's former Chief Executive Officer, President and Senior Vice President as well as relocation expenses for new executives.

     Interest income decreased from $406,000 in 1995 to $333,000 in 1996. The decrease was due to higher cash balances on hand in 1995 from the Company's secondary stock offering in August of 1995 and the proceeds from exercise of common stock warrants. Interest expense increased from $18,000 in 1995 to $268,000 in 1996. This increase was due to principally to seasonal utilization of the Company's line of credit for working capital purposes. Also included in the 1996 results is a gain of $482,000 on the disposition of the CAS excess inventory and OEM businesses.

     The provision for income taxes represents a 36.5% effective tax rate for 1995 compared with a 34.3% effective rate for 1994. The decrease is due primarily to expense for state income tax purposes lowering the overall tax benefit of the 1996 loss.

     As a result of the foregoing factors, including the non-recurring restructuring charges, inventory write down and management transition expenses, the Company's net income decreased from $6.0 million in 1995 to a net loss of $5.5 million in 1996.

  Pro Forma Discussion

     The following discussion compares, on a pro forma basis, the 1995 and 1996 results of operations of the Company as if the disposition of the CAS excess inventory and OEM businesses took place prior to January 1, 1995.

     Pro forma net sales increased 11% from $54.7 million in 1995 to $60.5 million in 1996. The increase is attributable to the inclusion of the Ride Manufacturing, 5150 and SMP operations for the full year in 1996 and increased acceptance and penetration of Ride Snowboards' brands, offset by decreases in the retained CAS branded and private label businesses due to increased competition at the lower distribution levels targeted by these products.

     Pro forma net sales of hard goods represented 74% of total sales in 1996 while soft goods comprised 26%. In 1995, hard goods made up 85% of pro forma net sales and soft goods represented 15%. The increase in soft goods sales is attributable primarily to the inclusion of SMP for the entire year in 1996. In 1996, pro forma net sales in North America comprised 50% of total sales with international sales making up the remaining 50%. In 1995, North American sales represented 67% of the total and international sales 33%. The increase in international sales in 1996 was attributable primarily to the inclusion of SMP for the full year as a significant portion of that company's sales are to international markets.

     Pro forma gross margins dropped from 30% in 1995 to 19% in 1996. Again, this decrease was due to the $6.5 million inventory write down in 1996. Without the inventory write down, pro forma gross margins would have remained at 30% in 1996.

     The pro forma net loss for 1996, adjusted for the operations of the sold CAS businesses and the gain on the sale, would have been $6.2 million compared to net income of $5.2 million in 1995.

  Year ended December 31, 1994 compared with year ended December 31, 1995

     Net sales increased 195% in 1995 from $25.3 million in 1994 to $74.9 million in 1995. Ride Manufacturing, 5150 and SMP contributed a total of $7.6 million to net sales in 1995 subsequent to their respective acquisition dates. The remainder of the increase reflects continued growth across Ride Snowboards' and CAS's brands as well as continued growth in the overall snowboarding market. CAS contributed approximately $34.7 million to net sales in 1995 compared with $10.1 million in 1994 subsequent to its August 1994 acquisition by the Company.

     Gross profit increased 186% in 1995 from $7.0 million in 1994 to $19.9 million in 1995. Ride Manufacturing, 5150 and SMP contributed a total of $3.3 million to gross profit in 1995 subsequent to their respective acquisition dates. Consolidated gross margins remained at 27% for both 1994 and 1995 due to offsetting factors. Gross margins for 1995 were positively impacted by relatively higher gross margins contributed by Ride Manufacturing, 5150 and SMP, offset by a full year of operations of CAS, which has relatively lower margins. Gross margins for Ride Snowboards decreased slightly from 31% in 1994 to 30% in

1995 due primarily to the introduction of additional products at lower price-points under the Liquid brand during 1995 and higher international sales. Gross margins on sales to international distributors are lower than gross margins on sales to North American dealers.

     Selling, general and administrative expenses increased 170% in 1995 from $4.0 million, or 15% of net sales, in 1994 to $10.9 million, or 15% of net sales, in 1995. The dollar increase was due to the increased scope of Ride Snowboards' and CAS's operations in 1995, the inclusion of CAS's operations for the full period as well as the inclusion of the operations for Ride Manufacturing, 5150 and SMP from their respective dates of acquisition. The primary components of selling, general and administrative expenses were salaries, wages, commissions and other compensation ($2.2 million in 1994 and $5.5 million in 1995), advertising, promotion and team ($927,000 in 1994 and $1.9 million in 1995) and occupancy, depreciation and amortization ($203,000 in 1994 and $735,000 in 1995).

     Interest income, net of interest expense, increased from $71,000 in 1994 to $388,000 in 1995. The increase was due to overall higher cash balances on hand in 1995 stemming from the increased scope and profitability of the business, as well as capital supplied by the Company's secondary stock offering in August and the exercise of outstanding warrants.

     The provision for income taxes represents a 36.5% effective tax rate for 1995 compared with a 37.8% effective rate for 1994. The decrease is due primarily to a decrease in state income taxes attributable to CAS moving its California operations to Washington state where there are no state income taxes.

     As a result of the foregoing factors, the Company's net income increased from $1.9 million in 1994 to $6.0 million in 1995. Net income for 1995 included approximately $1.2 million generated by Ride Manufacturing, 5150 and SMP subsequent to their respective acquisition dates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital for the development of its technology and products, procurement of raw materials and finished goods manufactured by others, and capital equipment. The Company financed its 1996 operations through cash and securities remaining from its 1995 secondary stock offering and from seasonal borrowings under its lines of credit. The Company financed its 1995 operations through its August 1995 secondary stock offering and the exercise of warrants issued in its May 1994 initial public offering. Net cash used in operating activities totaled $10.8 million in 1996 compared with $732,000 in 1995. The increase in cash used in operations was attributable primarily to the non-recurring restructuring charges, inventory write down and management transition expenses incurred in 1996. Due to the seasonal nature of its business, the Company's need for cash has been greater in its third and fourth quarters, when working capital has been invested in accounts receivable and inventories.

     Net cash used in investing activities totaled $1.2 million in 1996 compared to net cash used of $18.9 million in 1995. Net cash used in investing activities in 1996 included $5.4 million in capital expenditures, offset by liquidation of securities and investments $3.8 million and $884,000 in net cash received from the sale of the CAS businesses. Cash used in investing activities in 1995 included approximately $13.0 million expended in the Company's 1995 acquisitions of Ride Manufacturing, 5150 and SMP and $1.9 million in capital expenditures. Principal capital expenditures in 1996 included snowboard and snowboard binding manufacturing equipment, leasehold improvements, warehouse equipment, computers, office equipment and molds and tooling for snowboards and snowboard bindings. The Company expects to invest approximately $2.0 million in capital expenditures during 1997 including additional manufacturing equipment to increase production capacity and efficiency and additional computers and business software.* The Company intends to finance its 1997 capital expenditures from funds on hand, through leasing or from borrowings under its existing line of credit.*

     The Company's capital resources include a $30 million credit facility with a U.S. bank. This facility allows the Company to take advances under a revolving line of credit and to establish import letters of credit for inventory purchases. Advances under the line of credit bear interest at the bank's prime rate or at a LIBOR option. At December 31, 1996, the Company had outstanding letters of credit aggregating approximately $1.0 million under this facility. No cash advances were outstanding on the line as of December 31, 1996. The line of credit expires March 31, 1997 and has certain operating covenants, including financial ratios, working capital restrictions and restrictions on the payment of dividends on common stock. The line is collateralized by substantially all of the assets of the Company. The Company is currently in the process of renewing this facility.

     The Company believes that cash on hand, collection of year-end accounts receivable and seasonal borrowings under its line of credit, will be sufficient to meet its operating needs in 1997.*

     Certain of the Company's purchase and sales commitments are denominated in foreign currencies. Because a change in the value of such currencies relative to the U.S. dollar will affect the Company's net sales, gross profit and net income, the Company enters into forward currency contracts in order to hedge against adverse changes in the value of such currencies relative to the U.S. dollar. Although the Company believes that these contracts decrease the Company's overall exposure to gains and losses from currency fluctuations, such exposure cannot be entirely eliminated. During 1996, international sales of certain of the Company's snowboards were denominated in Deutsche Marks, which provided a natural hedge against DEM denominated obligations.

     Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.*

     Except for distributions paid to shareholders when the Company was an S Corporation, the Company has never paid dividends on its common stock. The Company's present policy is to retain earnings to finance the Company's business. Any future dividends will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, acquisition plans and plans for expansion, and any other factors which the Company's Board of Directors deems relevant. The Company's bank loan agreement restricts the payment of dividends. The Company has no present intention of paying dividends on its common stock in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Ride, Inc.

     We have audited the accompanying consolidated balance sheets of Ride, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ride, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Seattle, Washington
February 28, 1997, except
  for Note 14, as to which
  the date is March 14, 1997

                                   RIDE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1995        1996
                                                                           -------     -------
                                            ASSETS
Current assets:
  Cash and cash equivalents..............................................  $14,271     $ 3,232
  Securities available-for-sale..........................................    3,840          --
  Accounts receivable, less allowance for doubtful accounts of $359 in
     1995 and $655 in 1996...............................................   13,556      14,193
  Inventories (Note 5)...................................................    4,409       5,986
  Prepaid expenses and other current assets..............................      782         450
  Income taxes receivable................................................       --       2,836
  Deferred tax assets (Note 8)...........................................      281       1,423
                                                                           -------     -------
          Total current assets...........................................   37,139      28,120
Plant and equipment, net (Note 6)........................................    3,649       5,757
Notes receivable, net of $116 discount (Note 3)..........................       --       1,884
Goodwill, net of accumulated amortization of $220 in 1995 and $514 in
  1996...................................................................   16,489      14,292
Other assets.............................................................      322         602
                                                                           -------     -------
          Total assets...................................................  $57,599     $50,655
                                                                           =======     =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................  $ 7,696     $ 4,631
  Accrued expenses and other current liabilities.........................    1,559       2,161
  Accrued restructuring charges (Note 4).................................       --         615
  Accrued bonuses........................................................      613          --
  Notes payable..........................................................      938          --
  Income taxes payable...................................................      229          --
                                                                           -------     -------
          Total current liabilities......................................   11,035       7,407
Long-term debt, less current portion (Note 7)............................       --         604
Deferred income taxes (Note 8)...........................................       69         335
Commitments and contingencies (Note 12)
Shareholders' equity:
  Preferred stock without par value:
     Authorized shares -- 10,000
       Issued and outstanding shares -- 100
       Aggregate liquidation preference of $500..........................      500         500
  Common stock, without par value:
     Authorized shares -- 20,000
       Issued and outstanding shares -- 10,518 in 1995, and 10,760 in
        1996.............................................................   38,244      39,583
  Retained earnings......................................................    7,751       2,226
                                                                           -------     -------
     Total shareholders' equity..........................................   46,495      42,309
                                                                           -------     -------
          Total liabilities and shareholders' equity.....................  $57,599     $50,655
                                                                           =======     =======

                            See accompanying notes.

                                   RIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1995        1996
                                                                -------     -------     -------
Net sales.....................................................  $25,349     $74,850     $75,728
Cost of goods sold (Note 4)...................................   18,398      54,988      61,641
                                                                -------     -------     -------
Gross profit..................................................    6,951      19,862      14,087

Selling, general and administrative expenses..................    4,022      10,868      20,487
Restructuring charges (Note 4)................................       --          --       2,500
                                                                -------     -------     -------
Operating expenses............................................    4,022      10,868      22,987
                                                                -------     -------     -------
Operating income (loss).......................................    2,929       8,994      (8,900)

Interest expense..............................................       (1)        (18)       (268)
Interest income...............................................       72         406         333
Gain on sale of subsidiary (Note 3)...........................       --          --         482
                                                                -------     -------     -------
Income (loss) before income taxes.............................    3,000       9,382      (8,353)
Income tax expense (benefit) (Note 8).........................    1,134       3,427      (2,863)
                                                                -------     -------     -------
Net income (loss).............................................  $ 1,866     $ 5,955     $(5,490)
                                                                =======     =======     =======
Net income (loss) per share:
  Primary.....................................................  $  0.29     $  0.60     $ (0.52)
                                                                =======     =======     =======
  Fully diluted...............................................  $  0.27     $  0.57     $ (0.52)
                                                                =======     =======     =======
Weighted average common shares outstanding:
  Primary.....................................................    6,409       9,932      10,614
                                                                =======     =======     =======
  Fully diluted...............................................    6,828      10,455      10,614
                                                                =======     =======     =======

                            See accompanying notes.

                                   RIDE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                      PREFERRED STOCK         COMMON STOCK
                                     -----------------     ------------------     RETAINED
                                     SHARES     AMOUNT     SHARES     AMOUNT      EARNINGS      TOTAL
                                     ------     ------     ------     -------     --------     -------
Balances at January 1, 1994........    100       $500       4,400     $   652     $      0     $ 1,152
  Net income for the year..........                                                  1,866       1,866
  Preferred stock dividends........                                                    (35)        (35)
  Initial public offering of common
     stock, net of offering
     costs.........................                         2,300       4,652                    4,652
  Common stock issued in CAS
     acquisition...................                           800       3,100                    3,100
  Exercise of common stock
     warrants......................                           210         789                      789
                                       ---       ----      ------     -------      -------     -------
Balances at December 31, 1994......    100        500       7,710       9,193        1,831      11,524

  Net income for the year..........                                                  5,955       5,955
  Preferred stock dividends........                                                    (35)        (35)
  Secondary public offering of
     common stock, net of offering
     costs.........................                         1,465      23,311                   23,311
  Exercise of common stock
     warrants......................                         1,239       4,515                    4,515
  Common stock issued in SMP
     acquisition...................                            28         593                      593
  Stock option exercises and
     related tax benefits..........                            72         571                      571
  Issuance of common stock under
     stock purchase plan...........                             4          61                       61
                                       ---       ----      ------     -------      -------     -------
Balances at December 31, 1995......    100        500      10,518      38,244        7,751      46,495
  Net loss for the year............                                                 (5,490)     (5,490)
  Preferred stock dividends........                                                    (35)        (35)
  Stock option exercises and
     related tax benefits..........                           231       1,258                    1,258
  Issuance of common stock under
     stock purchase plan...........                            11          81                       81
                                       ---       ----      ------     -------      -------     -------
Balances at December 31, 1996......    100       $500      10,760     $39,583     $  2,226     $42,309
                                       ===       ====      ======     =======      =======     =======

                            See accompanying notes.

                                   RIDE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1994        1995         1996
                                                               ------     --------     --------
OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by (used
  in) operations:
  Net income (loss)..........................................  $1,866     $  5,955     $ (5,490)
  Depreciation...............................................      40          196        1,288
  Amortization...............................................      31          190          421
  Deferred income tax benefit................................     (43)         (27)        (876)
  Non-cash restructuring charges.............................      --           --        2,397
  Gain on sale of subsidiary.................................      --           --         (482)
  Amortization of discount on notes receivable...............      --           --          (34)
  Changes in operating assets and liabilities:
     (Increase) in accounts receivables......................    (973)      (8,076)        (637)
     (Increase) in inventories...............................    (696)      (1,316)      (1,577)
     (Increase) decrease in prepaid expenses.................     (90)        (590)         294
     (Increase) in income taxes receivable...................      --           --       (2,894)
     Increase (decrease) in accounts payable.................    (543)       3,649       (3,065)
     Increase (decrease) in accrued expenses and other
       current liabilities...................................     422          698         (102)
     Increase (decrease) in income taxes payable.............     470          (15)          --
                                                               ------     --------     --------
          Net cash provided by (used in) operating
            activities.......................................     484         (732)     (10,757)
INVESTING ACTIVITIES
Purchases of plant and equipment.............................    (399)      (1,910)      (5,364)
Acquisitions, net of cash acquired...........................    (337)     (13,039)          --
Sales of (purchases) of securities available-for-sale........      --       (3,840)       3,840
Proceeds from sale of subsidiary, net of costs...............      --           --          884
Increase in other assets.....................................     (87)        (157)        (532)
                                                               ------     --------     --------
          Net cash used in investing activities..............    (823)     (18,946)      (1,172)
FINANCING ACTIVITIES
Proceeds from exercise of common stock options...............      --          267        1,087
Proceeds from sale of common stock...........................   4,698       23,372           --
Proceeds from exercise of common stock warrants..............     789        4,515           --
Proceeds from Employee Stock Purchase Plan...................      --           --           81
Proceeds from long-term borrowings...........................      --           --          750
Repayments of notes payable and long term borrowings.........      --           --         (993)
Dividends paid...............................................    (213)         (35)         (35)
                                                               ------     --------     --------
          Net cash provided by financing activities..........   5,274       28,119          890
                                                               ------     --------     --------
          Net increase (decrease) in cash and cash
            equivalents......................................   4,935        8,441      (11,039)
Cash at beginning of period..................................     895        5,830       14,271
                                                               ------     --------     --------
Cash at end of period........................................  $5,830     $ 14,271     $  3,232
                                                               ======     ========     ========
SUPPLEMENTAL DISCLOSURE
Cash paid for interest.......................................  $    1     $      8     $    275
                                                               ======     ========     ========
Cash paid for income taxes...................................  $  703     $  3,505     $    910
                                                               ======     ========     ========
NONCASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued in acquisitions..........................  $3,100     $    593     $     --
Notes payable issued in acquisitions.........................      --          938           --
Tax benefit of stock option exercises........................      --          304          171

                            See accompanying notes.

                                   RIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.  SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     The consolidated financial statements include the accounts of Ride, Inc. ("Ride" or "the Company") and its subsidiaries: Ride Snowboard Company ("Ride Snowboards"), Ride Manufacturing, Inc. ("Ride Manufacturing," formerly known as Thermal Snowboards, Inc.), Ride Canada, Inc. ("Ride Canada") and SMP Clothing, Inc. ("SMP"). The Company was founded in September 1992 and acquired Ride Manufacturing in September 1995 and SMP in October 1995. The Company also acquired 5150 Snowboards, Inc. ("5150") in September 1995 and later merged 5150 with and into Ride Snowboards. Finally, the Company acquired C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (collectively, "CAS") in August 1994. In October 1996, the Company transferred substantially all of the operating assets and liabilities of CAS into Ride Canada, a newly formed corporation, and Ride Snowboards and sold the CAS entities. The results of operations of these acquired subsidiaries are included in the Company's financial statements from their respective dates of acquisition through their applicable dates of disposition. See Notes 2 and 3.

     Ride Snowboards sells premium to mid-range snowboards and related products primarily through specialty snowboard and ski shops. Ride Manufacturing is a manufacturer of premium snowboards which are produced principally for Ride Snowboards. Ride Manufacturing also produces a limited number of snowboards for other snowboard companies on an OEM basis. SMP designs and manufactures snowboard, surf, skate, motocross and street apparel which is sold through specialty shops. Ride Canada acts as the Company's Canadian distributor for the Company's branded products. Until its disposition in October 1996, CAS marketed entry-level snowboards and related products under various brand names and on a private label basis primarily to regional sporting goods stores and large-format sporting goods retailers. In addition, CAS sold snowboards and related products on an OEM basis to other snowboard companies and bought excess snowboard and sporting goods inventories from manufacturers and sold such products to retailers throughout the world. The OEM and excess inventory portions of the CAS business were sold in October 1996 (see Note 3) while the branded and private label portions of the business were retained by the Company.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Foreign Currency

     Accounts receivable and accounts payable denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the prevailing exchange rate at the time the transaction occurs. Adjustments resulting from foreign exchange transactions are recorded in the consolidated income statements.

     The Company enters into foreign currency forward contracts, generally with terms of 270 days or less, as a hedge against some of its foreign currency commitments. Offsetting gains and losses on these contracts are recognized concurrently with the exchange gains and losses stemming from the associated commitments. The Company is exposed to certain losses in the event of nonperformance by the counterparties to the forward contracts. The Company's exposure, however, is not considered significant.

                                   RIDE, INC.

  Cash Equivalents and Securities Available-for-Sale

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Securities available-for-sale represent high-quality, short-term investments with maturities of three to six months. As of December 31, 1995, the amortized cost of securities available-for-sale was comprised of $2,935,000 of commercial paper and $905,000 of tax exempt securities. The fair value of these securities approximates their recorded value.

  Concentration of Credit Risk

     The Company performs ongoing credit evaluations of its customers. Based on the Company's assessment of credit risk, sales in the United States and Canada are made on open credit, C.O.D, cash in advance, or by postdated check. International sales are generally made on a cash in advance or letter of credit basis. In 1994, 1995 and 1996, sales outside North America comprised approximately 28%, 33% and 41% respectively, of net sales. In 1994, 1995 and 1996, sales to the Company's principal Japanese distributor accounted for approximately 18%, 22% and 17% of net sales, respectively. In 1996, sales to another of the Company's Japanese distributors accounted for 12% of net sales.

  Inventories

     Inventories are carried at the lower of cost or market using the first-in, first-out method.

  Plant and Equipment

     Plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to ten years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the related lease. Snowboard and snowboard binding molds are amortized to cost of goods sold over one to three years based on the number of related snowboards and bindings sold.

  Goodwill

     Goodwill is being amortized over 40 years using the straight-line method. The Company periodically reviews the carrying value of goodwill to determine if the facts and circumstances suggest that the value may be impaired. If it appears that the value of goodwill will not be fully recoverable, the Company's carrying value will be reduced by the estimated shortfalls of cash flows. No such reduction was considered necessary in 1996.

  Revenue Recognition

     The Company recognizes revenue from the sale of its products when the products are shipped to customers.

  Research and Development Costs

     Research and development costs are charged to expense as incurred and totaled approximately $39,000 in 1994, $217,000 in 1995 and $417,000 in 1996.

  Advertising Costs

     The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense totaled $271,000 in 1994, $528,000 in 1995 and $847,000 in 1996.

                                   RIDE, INC.

  Warranty Costs

     The Company generally offers a one-year warranty on its products from the time of retail sale. Anticipated net costs associated with warranties are charged to expense at the time of the sale of its products. The Company is reimbursed for a portion of the cost of defective products by the manufacturers.

  Income Taxes

     The Company uses the liability method for recording income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates that will be in effect when the differences are expected to reverse.

  Net Income (Loss) Per Share

     Primary net income per share has been computed by dividing net income, after reduction for Preferred Stock dividends, by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants having exercise prices below the average market price of the Common Stock using the treasury stock method. Fully diluted net income per share has been computed by dividing net income by the weighted average number of common shares and equivalents outstanding assuming the conversion of convertible Preferred Stock occurred at the beginning of the period. The number of common share equivalents included in the fully diluted computations represent shares issuable upon exercise of stock options and warrants having exercise prices below the higher of the average or the ending market price of the Common Stock using the treasury stock method. Net loss per share has been computed by dividing the net loss, after reduction for Preferred Stock dividends, by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the net loss computation because their effects are antidilutive.

  Stock Based Compensation

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Effective January 1, 1996, the Company adopted the disclosure requirements of FAS Statement No. 123, "Accounting for Stock-Based Compensation" (See Note 10).

  Reclassifications

     Certain reclassifications have been made to prior year balances to conform with current year presentation.

2.  ACQUISITIONS

  Ride Manufacturing and 5150

     On September 1, 1995, the Company acquired all of the capital stock of Ride Manufacturing, a snowboard manufacturer, and 5150, a marketer of snowboards, for $11.9 million in cash. The acquisition has been accounted for as a purchase with the excess of the purchase price over the fair value of the assets acquired allocated primarily to goodwill.

  SMP

     On October 20, 1995, SMP, a newly-formed, wholly owned subsidiary of the Company acquired certain assets (primarily inventories, fixed assets, trademarks and other intangibles) of Sex Money Power Clothing, Inc., a manufacturer of snowboard, surf, skate and street apparel. The aggregate purchase price of $2.46 million was comprised of $937,500 in cash, $937,500 in short-term notes payable, and 28,409 newly-issued

                                   RIDE, INC.

shares of Common Stock valued at $593,000. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value of the assets acquired allocated primarily to goodwill.

  CAS

     On August 18, 1994, the Company purchased the stock of C.A.S. Sports International, Inc. of Toronto, Canada, and the stock of its wholly owned subsidiary, C.A.S. Sports Agency, Inc. from a significant shareholder of the Company for 800,000 shares of the Company's Common Stock (valued at $3.1 million) and approximately $350,000 in cash. The acquisition has been accounted for as a purchase, with excess of the purchase price over the fair value of the assets received allocated to goodwill.

     Summarized unaudited pro forma results of operations, assuming the CAS acquisition took place on January 1, 1994 and the Ride Manufacturing, 5150 and SMP acquisitions took place on January 1 of each year, are as follows:

                                                                  DECEMBER 31,
                                                               -------------------
                                                                1994        1995
                                                               -------     -------
                                                                 (IN THOUSANDS)
            Net sales........................................  $37,954     $84,345
            Net income.......................................    2,101       6,716
            Net income per share -- primary..................  $  0.30     $  0.67

3.  DISPOSITION

     On October 11, 1996, the Company sold the excess inventory and OEM portions of its CAS subsidiary to two former Company executives and a number of CAS employees. The $3 million sales price was comprised of $1,000,000 in cash and short-term notes and $2 million in long-term notes. The Company recognized a pre-tax gain of $482,000 in connection with this sale.

     The long-term notes are secured by the stock of the sold corporations and bear interest at prime. No interest or payments are due until December 1997 at which time payments of $100,000 plus interest will be due quarterly through September 2002.

4.  RESTRUCTURING AND INVENTORY WRITE-DOWN

     On December 12, 1996 the Company's Board of Directors approved a plan to writedown excess inventories and restructure the Company's manufacturing operations. Due to canceled commitments from the Company's principal Japanese distributor and an oversupply of snowboards from other manufacturers, the Company recognized a $6.5 million write-down of its inventories. This amount has been included in cost of sales. In addition, the Company recognized a $2.5 million restructuring charge in connection with moving the Company's binding production offshore and the withdrawal of snowboard production from two outside snowboard manufacturers used in 1996. The primary components of this charge are write-offs of abandoned equipment, tooling and leasehold improvements, cancellation fees paid to U.S. vendors and future lease costs. The Company anticipates future cash outlays will not exceed $615,000 and will be funded through normal operating cash flows.

                                   RIDE, INC.

5.  INVENTORIES

     Inventories consisted of the following:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1995       1996
                                                                ------     -------
                                                                  (IN THOUSANDS)
            Finished goods....................................  $2,852     $ 9,415
            Work in process...................................      98          96
            Raw materials and supplies........................   1,559       2,391
            Obsolescence reserve..............................    (100)     (5,916)
                                                                ------     -------
                                                                $4,409     $ 5,986
                                                                ======     =======

6.  PLANT AND EQUIPMENT

     Plant and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                                 -----------------
                                                                  1995       1996
                                                                 ------     ------
                                                                  (IN THOUSANDS)
            Office equipment...................................  $1,046     $1,364
            Production equipment and tooling...................   2,178      2,674
            Leasehold improvements.............................     622      2,126
            Vehicles and other.................................      87        588
            Construction in process............................     156         --
                                                                 ------     ------
                                                                  4,089      6,752
            Accumulated depreciation...........................    (440)      (995)
                                                                 ------     ------
                                                                 $3,649     $5,757
                                                                 ======     ======

7.  LINE OF CREDIT AND LONG-TERM DEBT

     Ride has a $30 million revolving credit line arrangement with a bank to finance import letters of credit and working capital needs. Advances on the line bear interest at the bank's prime rate or at a LIBOR option. At December 31, 1996, the Company had approximately $1.0 million in outstanding import letters of credit drawn against this line. The line of credit expires on March 31, 1997 and has certain operating covenants, including financial ratios, working capital restrictions and restrictions on payment of dividends on the Company's Common Stock. The line is collateralized by substantially all the assets of the Company.

     During 1996, the Company's landlord loaned the Company $750,000 to fund a portion of the expansion and improvement of the Company's Preston, Washington office and warehouse facilities. The loan has an effective interest rate of approximately 3% and is due in monthly payments of principal and interest of $9,100 through December 2003.

                                   RIDE, INC.

8.  INCOME TAXES

     Deferred tax assets and (liabilities) consisted of the following:

                                                                   DECEMBER 31,
                                                                  ---------------
                                                                  1995      1996
                                                                  ----     ------
                                                                  (IN THOUSANDS)
            Deferred tax assets:
              Allowance for bad debts...........................  $121     $  213
              Warranty reserves.................................    84        119
              Inventory reserves................................    37      1,016
              Restructuring reserves............................    --        122
              Other accruals....................................    39         55
                                                                  ----     ------
                 Total deferred tax assets......................   281      1,525
            Deferred tax liabilities:
              Amortization of goodwill..........................   (69)      (301)
              Depreciation......................................    --       (136)
                                                                  ----     ------
                 Total deferred tax liabilities.................   (69)      (437)
                                                                  ----     ------
                      Net deferred tax assets...................  $212     $1,088
                                                                  ====     ======
            Balance sheet classification:
              Current assets....................................  $281     $1,423
              Noncurrent liabilities............................   (69)      (335)
                                                                  ----     ------
                                                                  $212     $1,088
                                                                  ====     ======

     Significant components of the provision (benefit) for income taxes are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1994       1995       1996
                                                          ------     ------     -------
                                                                 (IN THOUSANDS)
        Current:
          Federal.......................................  $1,033     $3,147     $(1,713)
          State.........................................     120        164         106
          Canada........................................      24        143        (380)
                                                          ------     ------     -------
                                                           1,177      3,454      (1,987)
                                                          ------     ------     -------
        Deferred:
          Federal.......................................     (43)       (48)       (928)
          State.........................................      --         21          52
                                                          ------     ------     -------
                                                             (43)       (27)       (876)
                                                          ------     ------     -------
        Total provision (benefit).......................  $1,134     $3,427     $(2,863)
                                                          ======     ======     =======

                                   RIDE, INC.

     The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1994     1995     1996
                                                                ----     ----     -----
        U.S. federal statutory tax rate.......................  34.0%    34.0%    (34.0%)
        Change in tax rate resulting from:
          State income taxes, net of federal benefit..........   2.6      1.3       1.2
          Foreign taxes.......................................   0.2      0.8       0.5
          Nondeductible goodwill amortization.................   0.4      0.3       0.3
          Benefit of foreign sales corporation................    --       --      (1.1)
          Other...............................................   0.6      0.1      (1.2)
                                                                ----     ----     -----
        Effective tax rate....................................  37.8%    36.5%    (34.3%)
                                                                ====     ====     =====

9.  SHAREHOLDERS' EQUITY

  Initial Public Offering

     On May 6, 1994, the Company sold 575,000 Units in an initial public offering at $10.00 per Unit. Each Unit consisted of four shares of Common Stock and one detachable Class A Warrant to purchase two shares of Common Stock at $3.75 per share. In addition, the Underwriter received 50,000 Underwriter Warrants to purchase Underwriter Units at an exercise price of $12.00 per Unit. Each Underwriter Unit consists of four shares of Common Stock and one Underlying Underwriter Warrant to purchase two shares of Common Stock at $4.50 per share. All Class A, Underwriter and Underlying Warrants were exercised or redeemed during 1995.

  Stock Purchase Plan

     In May 1995, the Company adopted an Employee Stock Purchase Plan which allows eligible employees to buy Company stock at a 15% discount from market price utilizing payroll deductions. A total of 100,000 shares have been reserved for issuance under this Plan. During 1995 and 1996, 3,971 and 11,123 shares of Common Stock were purchased by employees under this Plan, respectively. As of December 31, 1996, 84,906 shares were available for future sale under the Plan.

  Secondary Offering

     In August 1995, the Company completed the sale of 1,465,000 shares of Common Stock to the public at a price of $17.00 per share. The Company received net proceeds of approximately $23.3 million from this offering.

  Preferred Stock

     On December 31, 1993, the Company issued 100,000 shares of Series A 7% cumulative convertible nonvoting preferred stock for $500,000. Dividends on the Preferred Stock accrue quarterly and must be paid before dividends can be declared and paid on the Company's Common Stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to $5.00 per share plus unpaid dividends before any payments are made to the holders of Common Stock. The Preferred Stock is convertible at the holder's option into 200,000 shares of Common Stock. The Preferred Stock may be redeemed by the Company at $5.00 per share beginning January 1, 1999 and ending December 31, 2004. The Company has reserved 200,000 shares of Common Stock for issuance upon the conversion of the Preferred Stock.

                                   RIDE, INC.

10.  STOCK-BASED COMPENSATION

     The Company adopted two stock option plans in 1994 that provide for the grant of incentive and nonqualified stock options to the Company's employees, officers, and directors. At December 31, 1996, the Company had 2,197,000 shares of Common Stock reserved for issuance pursuant to these plans. Options generally vest over a four-year period commencing one year from the date of grant.

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." As allowed by SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                     1995       1996
                                                                    ------     -------
        Net income (loss) -- as reported..........................  $5,955     $(5,490)
        Net income (loss) -- pro forma............................   5,459      (6,731)
        Net income (loss) per share (fully diluted) -- as
          reported................................................  $ 0.57     $ (0.52)
        Net income (loss) per share (fully diluted) -- pro
          forma...................................................  $ 0.52     $ (0.64)

     The weighted average fair value of options granted during 1995 and 1996 is $3.05 and $4.91 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                    1995          1996
                                                                 ----------    ----------
        Expected dividend yield................................      0%            0%
        Expected stock price volatility........................    37.6%         48.5%
        Risk-free interest rate................................     6.9%          6.1%
        Expected life of options...............................  4.5 years     3.1 years

     A summary of options granted and outstanding are as follows:

                                                              SHARES        WEIGHTED AVERAGE
                                                          (IN THOUSANDS)     EXERCISE PRICE
                                                          ---------------   ----------------
        Options outstanding at January 1, 1994..........           0                 --
          Granted.......................................       1,064             $ 3.60
          Exercised.....................................           0                 --
          Forfeited/Canceled............................         (90)            $ 3.10
                                                               -----
        Options outstanding at December 31, 1994........         974             $ 3.65
          Granted.......................................       1,067             $ 8.54
          Exercised.....................................         (72)            $ 4.01
          Forfeited/Canceled............................        (114)            $ 5.70
                                                               -----
        Options outstanding at December 31, 1995........       1,855             $ 6.32
          Granted.......................................         278             $13.43
          Exercised.....................................        (231)            $ 4.80
          Forfeited/Canceled............................        (222)            $ 9.94
                                                               -----
        Options outstanding at December 31, 1996........       1,680             $ 7.21
                                                               =====

                                   RIDE, INC.

     The following table summarizes information concerning currently outstanding and exercisable options:

                                  OPTIONS OUTSTANDING
                      --------------------------------------------         OPTIONS EXERCISABLE
                                           WEIGHTED                    ----------------------------
                                            AVERAGE       WEIGHTED                         WEIGHTED
                          NUMBER           REMAINING      AVERAGE          NUMBER          AVERAGE
      RANGE             OUTSTANDING       CONTRACTUAL     EXERCISE       EXERCISABLE       EXERCISE
    OF PRICES         (IN THOUSANDS)         LIFE          PRICE       (IN THOUSANDS)       PRICE
------------------    ---------------     -----------     --------     ---------------     --------
  $3.00 - $4.50              529           7.3 years       $ 3.20            389            $ 3.20
  $4.50 - $6.75              698           8.1 years       $ 5.55            323            $ 5.41
 $6.75 - $10.125             119           9.2 years       $ 9.07              6            $ 8.50
$10.125 - $15.188             87           9.5 years       $11.33             26            $10.81
 $15.188 - $22.78            234           8.9 years       $17.55             56            $17.84
 $22.78 - $33.50              13           9.0 years       $29.08              1            $25.73
                           -----                                             ---
                           1,680                                             801
                           =====                                             ===

     At December 31, 1996 options to purchase 517,000 shares were available for future grant. In January 1997, approximately 370,000 options granted to employees were repriced to $6.50 per share.

11.  FOREIGN CURRENCY TRANSACTIONS

     The Company recognized approximately $194,000, $646,000 and in gains on foreign currency futures and forward contracts, during the years ended December 31, 1994 and 1995. During 1996, the Company recognized losses on foreign currency contracts totaling approximately $160,000. These amounts are included in cost of goods sold in the accompanying statements of operations.

     At December 31, 1996, the Company had the following open forward contract positions (in thousands):

                                                         FOREIGN CURRENCY      DOLLAR
               CURRENCY              TYPE OF CONTRACT         AMOUNT         EQUIVALENT    MATURITY DATES
    -------------------------------  ----------------    ----------------    ----------    --------------
    Deutsche Mark..................      Purchase              2,060           $1,369       Jan-Sept 97
    Canadian Dollar................        Sell                  700              514          Jan 97

     The net loss on these forward contracts as of December 31, 1996 of approximately $36,000 has been deferred and will be recognized when the related commitments are settled.

12.  COMMITMENTS AND CONTINGENCIES

  Leases

     The Company is committed under noncancelable operating leases expiring at various dates through 2003 for warehouse, manufacturing and office facilities. The leases generally require that the payments of taxes, insurance and maintenance are the responsibility of the Company.

                                   RIDE, INC.

     Approximate future minimum lease payments for all of the Company's noncancelable operating leases are as follows:

                                                                     (IN THOUSANDS)
            1997...................................................      $  956
            1998...................................................         880
            1999...................................................         791
            2000...................................................         753
            2001...................................................         743
            Thereafter.............................................       1,329
                                                                         ------
                                                                         $5,452
                                                                         ======

     Rent expense for the years ended December 31, 1994, 1995 and 1996 was approximately $124,000, $406,000 and $1,042,000, respectively.

13.  EMPLOYEE BENEFIT PLANS

     Beginning January 1996, the Company provided a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15% of their pre-tax earnings, subject to certain Internal Revenue Service limitations. The Company provides matching contributions which vest 20% annually over a five year period equal to 25% of each employee's contribution. The Company's 1996 matching contributions for this plan were approximately $31,000.

14.  SUBSEQUENT EVENT

     On March 14, 1997, a securities class action complaint (the "Complaint") was filed against the Company and four of its founders in the United States District Court for the Western District of Washington at Seattle. The Complaint was filed on behalf of parties who purchased shares of the Company's common stock during the period beginning August 10, 1995 and ending on December 30, 1996. The Complaint alleges the Company and its founders issued misleading reports and information to the investing public. The Company intends to vigorously defend this lawsuit, however, it is unable to predict the outcome of this action at this time.

                                   RIDE, INC.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          FIRST     SECOND      THIRD     FOURTH
                                                         -------    -------    -------    -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1995:
  Net sales............................................  $ 4,985    $12,278    $31,896    $25,691
  Gross profit.........................................      845      3,232      9,101      6,684
  Net income (loss)....................................     (409)       914      3,578      1,872
  Net income (loss) per share (fully diluted)..........    (0.05)      0.09       0.33       0.16
  Balance sheet data (at end of quarter):
     Accounts receivable, net..........................    2,880      9,036     22,898     13,556
     Inventories.......................................      614      2,526      4,372      4,409
     Working capital...................................    7,218      9,803     26,669     26,104
1996:
  Net sales............................................  $12,777    $13,501    $35,329    $14,121
  Gross profit (loss)..................................    3,387      4,164     11,344     (4,808)(1)
  Net income (loss)....................................     (982)       411      3,642     (8,561)(2)
  Net income (loss) per share (fully diluted)..........    (0.09)      0.04       0.32      (0.80)
  Balance sheet data (at end of quarter):
     Accounts receivable, net..........................    9,404     13,993     28,257     14,193
     Inventories.......................................    6,153     11,865     16,302      5,986
     Working capital...................................   23,584     23,411     26,920     20,713

---------------
(1) Includes $6.5 million inventory write-down. See Note 4.

(2) Includes $6.5 million inventory write-down and $2.5 million restructuring charge. See Note 4.

                                   RIDE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               ADDITIONS
                                                       --------------------------
                                                                     CHARGED TO
                                          BALANCE AT   CHARGED TO       OTHER                      BALANCE AT
                                          BEGINNING    COSTS AND     ACCOUNTS --    DEDUCTIONS --    END OF
              DESCRIPTION                 OF PERIOD     EXPENSES      DESCRIBE        DESCRIBE       PERIOD
----------------------------------------  ----------   ----------   -------------   ------------   ----------
YEAR ENDED DECEMBER 31, 1996
  Reserves and allowances deducted from
     asset accounts
     Allowance for bad debts............     $359        $  495                         $199(2)      $  655
     Inventory reserves.................     $100        $6,500                         $684(3)      $5,916
YEAR ENDED DECEMBER 31, 1995
  Reserves and allowances deducted from
     asset accounts
     Allowance for bad debts............     $143        $  253         $  44(1)        $ 81(2)      $  359
     Inventory reserves.................     $ --        $   60         $ 130(1)        $ 90(3)      $  100
YEAR ENDED DECEMBER 31, 1994
  Reserves and allowances deducted from
     asset accounts
     Allowance for bad debts............     $ 57        $  107                         $ 21(2)      $  143
     Inventory reserves.................     $ --        $   --                         $ --         $   --

---------------

(1) Amounts acquired in purchase acquisitions.

(2) Uncollectible accounts written off, net of recoveries.

(3) Cost of goods sold in excess of net realized value and obsolete inventories written off, net of recoveries.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Proposal One -- Election of Directors" and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Executive Compensation" and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Voting Securities and Principal Holders" and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

          1. Financial Statements.

                                                                                   FORM 10-K
                                                                                  PAGE NUMBER
                                                                                  -----------
             A. Report of Ernst & Young LLP, Independent Auditors...............
             B. Consolidated Balance Sheets as of December 31, 1995 and 1996....
             C. Consolidated Statements of Operations for the years ended
                December 31, 1994, 1995 and 1996................................
             D. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996..........................
             E. Consolidated Statements of Cash Flows for the years ended
                December 31, 1994, 1995 and 1996................................
             F. Notes to Consolidated Financial Statements......................

        2. Financial Statement Schedules.

                                                                                   FORM 10-K
                                                                                  PAGE NUMBER
                                                                                  -----------
             Schedule II -- Valuation and Qualifying Accounts...................

          Financial statements and schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements or notes thereto.

        3. Exhibits.

EXHIBIT NO.                                         DESCRIPTION
-----------       --------------------------------------------------------------------------------
      3.1     --  Restated Articles of Incorporation and Certificate of Designation of Relative
                  Rights and Preferences of the Series A 7% Cumulative Nonvoting Preferred
                  Stock(1)
      3.2     --  Bylaws of the Company(1)
      3.3     --  Articles of Amendment to Articles of Incorporation(11)
      3.4     --  Articles of Amendment to Articles of Incorporation(12)
      3.5     --  Articles of Correction(14)
      4.1     --  Article VI of the Articles of Incorporation regarding Shareholder Rights (See
                  Exhibit 3.1)(1)
      4.2     --  Article VIII of the Articles of Incorporation regarding Voting Rights (See
                  Exhibit 3.1)(1)
      4.4     --  Specimen Stock Certificate(2)
    10.10     --  Exclusive Distributorship Agreement dated December 7, 1992, by and between Ride
                  Snowboard Company and Far East Trading Co., Ltd.(4)
    10.24     --  Exchange Agreement dated December 31, 1993, between Ride Snowboard Company and
                  Mark M. Salter(1)
    10.25     --  Employment Agreement, dated August 18, 1994, by and between Ride Snowboard
                  Company and James J. Salter(5)
    10.26     --  Form of Employment Agreement between Ride Snowboard Company and Roger B.
                  Madison, Jr.(1)

EXHIBIT NO.                                         DESCRIPTION
-----------       --------------------------------------------------------------------------------
    10.27     --  Employment Agreement, dated January 1, 1995, by and between Ride Snowboard
                  Company and Timothy G. Pogue(9)
    10.28     --  Form of Ride Snowboard Company 1994 Stock Option Plan(1)
    10.29     --  Form of Ride Snowboard Company 1994 Directors' Nonqualified Stock Option Plan(1)
    10.30     --  Lease Agreement with Teachers Insurance & Annuity Association dated January 10,
                  1994(1)
    10.32     --  Amended Form of Underwriting Agreement(6)
    10.34     --  Standard Form Multiple Occupancy Lease, dated November 29, 1994, by and between
                  Ride Snowboard Company and BDC Preston Properties One Limited Partnership(8)
    10.35     --  Business Loan Agreement, dated June 10, 1996, by and between Ride, Inc. and U.S.
                  Bank of Washington, N.A., expiring March 31, 1997(23)
    10.36     --  Stock Purchase Agreement, dated August 18, 1994, between Ride Snowboard Company and James J. Salter, the James Salter Family Trust, Kenneth Finkelstein Family
                  Trust, The Snow Trust, Robert Marcovitch, Kerry Wasserman, Rick Clarfield,
                  Howard Cohen, Gary Kell, Sandra Pelegrin, Alan Langer, Dan Opyc, C.A.S. Sports
                  International, Inc. and C.A.S. Sports Agency, Inc.(10)
    10.37     --  Retail Section Lease, dated January 14, 1994, by and between Dufferin Business
                  Centre Inc. and C.A.S. Sports International, Inc.(8)
    10.38     --  Retail Section Lease, dated January 11, 1995, by and between Dufferin Business
                  Centre Inc. and C.A.S. Sports International, Inc.(8)
    10.45     --  Ride Snowboard Company 1995 Employee Stock Purchase Plan(11)
    10.46     --  Ride Snowboard Company 1995 Foreign Subsidiary Employee Stock Purchase Plan(11)
    10.47*    --  Exclusive OEM Agreement, dated July 26, 1995, by and between Ride Snowboard
                  Company and Straight Line Water Sports, Inc.(13)
    10.48     --  Employment Agreement, dated September 1, 1995, between the Company and David A.
                  Janes, Jr.(15)
    10.49     --  Employment Agreement, dated September 1, 1995, between the Company and Bernard
                  Gervasoni(15)
    10.50     --  Employment Agreement, dated October 19, 1995, between the Company and David Milo
                  Myers(16)
    10.51     --  Registration Rights Agreement dated October 19, 1995, between the Company and
                  David Milo Myers, Lawrence Kraus and Michael Wise(16)
    10.52     --  Stock Purchase Agreement, dated September 1, 1995, between the Company and the shareholders and option holders of 5150 Snowboards, Inc. and Thermal Snowboards,
                  Inc.(17)
    10.53     --  Asset Purchase Agreement, dated October 19, 1995, among the Company, Sex Money
                  Power Clothing, Inc., David Milo Myers, Lawrence Kraus and Michael Wise(18)
    10.54     --  Form of Underwriting Agreement by and between the Company and Hambrecht & Quist
                  LLC and Dain Bosworth Incorporated(19)
    10.55*    --  Amendment No.1 to Exclusive Distributorship Agreement, dated October 24, 1995, by and between Ride Snowboard Company, 5150 Snowboards, Inc., SMP Clothing, Inc.
                  and Far East Trading Company Ltd.(20)
    10.56     --  Employment Agreement, dated October 14, 1995, by and between the Company and
                  Kenneth J. Finkelstein(21)
    10.57     --  Employment Agreement, dated January 1, 1996, by and between C.A.S. Sports
                  International, Inc. and Robert F. Marcovitch(21)

EXHIBIT NO.                                         DESCRIPTION
-----------       --------------------------------------------------------------------------------
    10.58     --  First Amendment, dated August 4, 1995, to Lease Agreement by and between Ride
                  Snowboard Company and BDC Preston Properties One Limited Partnership(21)
    10.59     --  Second Amendment, dated November 21, 1995, to Lease Agreement by and between
                  Ride Snowboard Company and BDC Preston Properties One Limited Partnership(21)
    10.60     --  Third Amendment, dated March 26, 1996, to Lease Agreement by and between Ride
                  Snowboard Company and BDC Preston Properties One Limited Partnership(21)
    10.61     --  Amendment No. 2 to Exclusive Distributorship Agreement, dated March 1996, by and between Ride Snowboard Company, SMP Clothing, Inc. and Far East Trading Company
                  Ltd.(22)
    10.62     --  Letter agreement for commitment of credit facilities, dated April 30, 1996, by and between Hongkong Bank of Canada and C.A.S. Sports International, Inc.(22)
    10.63     --  Agreement, dated May 7, 1996, by and between Ride, Inc. and James J. Salter(23)
    10.64     --  Agreement, dated August 2, 1996, by and between Ride, Inc. and Kenneth J.
                  Finkelstein(23)
    10.65     --  Agreement, dated August 7, 1996, by and between Ride, Inc. and Robert E.
                  Hall.(23)
    10.66     --  Stock Purchase Agreement, dated October 11, 1996, by and between Ride, Inc. and
                  Gen-X Equipment, Inc.(24)
    10.67     --  Amendment No. 1 to Resignation Agreement, dated October 11, 1996, by and between
                  Ride, Inc. and James J. Salter.(24)
    10.68     --  Amendment No. 1 to Resignation Agreement, dated October 11, 1996, by and between
                  Ride, Inc. and Kenneth J. Finkelstein.(24)
    10.69     --  Resignation and Release Agreement, dated October 28, 1996, by and between Ride,
                  Inc. and Timothy G. Pogue.
    10.70     --  Letter agreement, dated December 6, 1996, by and between Ride Inc. and Straight
                  Line Water Sports, Inc.
    10.71     --  Letter agreement, dated December 12, 1996, by and between Ride Inc. and Straight
                  Line Water Sports, Inc.
     11.1     --  Computation of Earnings Per Share
     21.1     --  Schedule of Subsidiaries of Ride, Inc.
     23.1     --  Consent of Ernst & Young LLP, Independent Auditors
     27.1     --  Financial Data Schedule

---------------
 (1) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Registration Statement on Form SB-2, file no. 33-75770-LA.

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

     (b) Reports on Form 8-K

         The Company filed a report on Form 8-K, dated October 11, 1996, related to the sale of C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             RIDE, INC.
------------------------------------
            (Registrant)

          /s/ ROGER B. MADISON, JR.                           /s/ ROBERT E. HALL
---------------------------------------------    ---------------------------------------------
            Roger B. Madison, Jr.                               Robert E. Hall
            Chairman of the Board                    Chief Executive Officer and President

DATE: March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated

        /s/ ROGER B. MADISON, JR.           Chairman of the Board and     Date: March 31, 1997
------------------------------------------  Director
          Roger B. Madison, Jr.

            /s/ ROBERT E. HALL              Chief Executive Officer,      Date: March 31, 1997
------------------------------------------  President and Director
              Robert E. Hall                (Principal Executive
                                            Officer)

           /s/ G. SCOTT STEWART             Sr. Vice President and Chief  Date: March 31, 1997
------------------------------------------  Financial Officer (Principal
             G. Scott Stewart               Financial and Accounting
                                            Officer)

            /s/ MARK M. SALTER              Director                      Date: March 31, 1997
------------------------------------------
              Mark M. Salter

           /s/ CORY J. HECHLER              Director                      Date: March 31, 1997
------------------------------------------
             Cory J. Hechler

         /s/ GERALD B. WASSERMAN            Director                      Date: March 31, 1997
------------------------------------------
           Gerald B. Wasserman

                                 EXHIBIT INDEX

                                                                                          MANUAL
EXHIBIT NO.                                 DESCRIPTION                                  PAGE NO.
----------- ---------------------------------------------------------------------------  --------
   10.69    -- Resignation and Release Agreement, dated October 28, 1996, by and between Ride, Inc. and Timothy G. Pogue.................................
   10.70    -- Letter agreement, dated December 6, 1996, by and between Ride Inc. and
               Straight Line Water Sports, Inc.........................................
   10.71    -- Letter agreement, dated December 12, 1996, by and between Ride Inc. and
               Straight Line Water Sports, Inc.........................................
   11.1     -- Computation of Earnings Per Share.......................................
   21.1     -- Schedule of Subsidiaries................................................
   23.1     -- Consent of Ernst & Young LLP, Independent Auditors......................
   27.1     -- Financial Data Schedule.................................................