Form 10-Q
period 1997-03-31
RIDE INC
filed 1997-05-15
CIK 917734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1997

                                      or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO
                                                             ----------------
         -----------------


Commission File Number:  1-13042


                                   RIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Washington                                  91-1571027
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


      8160 304th Avenue Southeast
          Preston, Washington                               98050
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (425) 222-6015
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1933 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X            No
                             --------            --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, without par value -- 10,771,352 as of April 30, 1997

                                      INDEX

                                   RIDE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- March 31, 1997 and December
                 31, 1996

         Condensed consolidated statements of operations -- Three months ended
                 March 31, 1997 and 1996

         Condensed consolidated statements of cash flows -- Three months ended
                 March 31, 1997 and 1996

         Notes to condensed consolidated financial statements -- March 31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                  RIDE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                    March 31,      December 31,
                                                                      1997            1996
                                                                  (Unaudited)
                                                                  ------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                        $ 1,597          $ 3,232
    Receivables, less allowance for doubtful accounts of
        $728 at March 31, 1997 and $655 at
        December 31, 1996                                              8,311           14,193
    Inventories                                                        6,289            5,986
    Prepaid expenses and other current assets                            639              450
    Income taxes receivable                                            4,051            2,836
    Deferred tax assets                                                1,423            1,423
                                                                  ------------------------------

         Total current assets                                         22,310           28,120

Plant and equipment, net of accumulated depreciation                   5,906            5,757
Notes receivable, net of discount                                      1,923            1,884
Goodwill, net of accumulated amortization                             14,238           14,292
Other assets                                                             580              602
                                                                  ------------------------------

Total assets                                                         $44,957          $50,655
                                                                  ==============================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $ 1,680          $ 4,631
    Accrued expenses and other current liabilities                     1,703            2,161
    Accrued restructuring charges                                        492              615
                                                                  ------------------------------

         Total current liabilities                                     3,875            7,407

Long-term debt, less current portion                                     578              604
Deferred income taxes                                                    335              335

Shareholders' equity:
    Preferred stock                                                      500              500
    Common stock                                                      39,634           39,583
    Retained earnings                                                     35            2,226
                                                                  ------------------------------
         Total shareholders' equity                                   40,169           42,309
                                                                  ------------------------------
Total liabilities and shareholders' equity                           $44,957          $50,655
                                                                  ==============================


See accompanying notes

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Three months ended March 31,
                                                      ---------------------------
                                                        1997              1996
                                                      ---------------------------
Net sales                                             $  5,034           $ 12,777
Cost of goods sold                                       3,706              9,390
                                                      ---------------------------
Gross profit                                             1,328              3,387
Selling, general and administrative expenses             4,708              5,076
                                                      ---------------------------
Operating loss                                          (3,380)            (1,689)

Interest income                                             58                194
Interest expense                                           (12)               (19)
                                                      ---------------------------
Loss before income taxes                                (3,334)            (1,514)

Income tax benefit                                      (1,152)              (532)
                                                      ---------------------------

Net loss                                              $ (2,182)          $   (982)
                                                      ===========================

Per share:
     Primary                                          ($  0.20)          ($  0.09)
     Fully diluted                                    ($  0.20)          ($  0.09)

Weighted average common shares outstanding:
     Primary                                            10,771             10,522
     Fully diluted                                      10,771             10,522


See accompanying notes

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                     Three months ended March 31,
                                                                     ---------------------------
                                                                        1997              1996
                                                                     ---------------------------
Net cash provided by (used in) operating activities                   $(1,205)          $ (2,919)

INVESTING ACTIVITIES:
    Purchase of plant and equipment                                      (428)            (1,705)
    Sale of securities available for sale                                  --              2,129
             Other                                                        (18)                (8)
                                                                     ---------------------------

         Net cash provided by (used in) investing activities             (446)               416

Financing Activities:
    Proceeds from exercise of common stock options                         51                 16
    Repayment of long-term debt                                           (26)                --
    Dividends paid on preferred stock                                      (9)                (9)
                                                                     ---------------------------

         Net cash provided by financing activities                         16                  7
                                                                     ---------------------------

Net increase (decrease) in cash and cash equivalents                   (1,635)            (2,496)
Cash and cash equivalents at beginning of period                        3,232             14,271
                                                                     ---------------------------

Cash and cash equivalents at end of period                            $ 1,597           $ 11,775
                                                                     ===========================

SUPPLEMENTAL DISCLOSURE:
    Cash paid for income taxes                                        $    63           $    172
      Cash paid for interest                                          $    16           $      5

NONCASH FINANCING ACTIVITIES:
    Tax benefit of stock option exercises                             $    --           $     12
    Preferred stock dividends declared but not paid                   $     9           $      9


See accompanying notes

                                   RIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Ride, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are highly seasonal, occurring primarily between June and December as its products are shipped to customers. The results of operations for the three months ended March 31, 1997, therefore may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. All amounts are stated in US dollars.

2.   NET LOSS PER SHARE

Net loss per share has been computed by dividing the net loss, after reduction for Preferred Stock dividends, by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the net loss per share computation because their effects are antidilutive.

3.   INVENTORIES

Inventories at  March 31, 1997 and December 31, 1996 consisted of the following:

                                           March 31,      December 31,
                                             1997            1996
                                           -------------------------
                                                (In thousands)
Finished goods                             $ 7,753           $ 9,415
Raw materials and work in process            2,372             2,487
Obsolescence reserve                        (3,836)           (5,916)
                                           -------------------------
                                           $ 6,289           $ 5,986
                                           =========================

4.   LINE OF CREDIT

The Company has a $30 million revolving credit line agreement with a bank to finance import letters of credit and working capital needs expiring June 30, 1997. The line has certain operating covenants, including financial ratios, working capital restrictions and restrictions on payment of dividends on the Company's Common Stock. The Company received a waiver from the bank with respect to its working capital covenant as of March 31, 1997, and has amended the line of credit agreement to reduce this restriction for future periods.

                                  RIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.     FOREIGN CURRENCY TRANSACTIONS

The Company enters into foreign currency forward contracts to hedge firm purchase and sales orders denominated in foreign currencies. At March 31, 1997, the Company had open positions to purchase 1.5 million Deutsche Marks for approximately $1.0 million which mature through September 1997. The net loss on these forward contracts as of March 31, 1997 of approximately $106,000 has been deferred and will be recognized when the related commitments are settled.

6.     LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

To the extent that this Quarterly Report on Form 10-Q discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about the future, such statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the competitive environment, industry and product concentrations, dependence on third-party selling efforts and other risks outlined in more detail in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1996. Certain forward looking statements contained in the following discussion are more specifically identified with the symbol (*).

GENERAL

The Company is a leading designer, manufacturer and marketer of snowboards and related products through its subsidiaries: Ride Snowboard Company ("Ride Snowboards"), Ride Manufacturing, Inc. ("Ride Manufacturing," formerly known as Thermal Snowboards, Inc.), Ride Canada, Inc. ("Ride Canada") and SMP Clothing, Inc. ("SMP"). The Company was founded in September 1992 and acquired Ride Manufacturing in September 1995 and SMP in October 1995. Finally, the Company acquired C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (collectively, "CAS") in August 1994. On October 11, 1996, the Company sold the CAS entities and the related excess inventory and brokered-OEM businesses. The results of operations of the CAS excess inventory and brokered-OEM businesses are included in the Company's financial statements through the date those businesses were sold.

The Company's operations vary significantly during the year based on the winter sports season. The season for winter sports, which includes snowboarding, typically runs from November through March in northern hemisphere markets. Accordingly, the Company generates the majority of its sales in the third and fourth quarters, as snowboard retailers time their purchases to meet expected retail demand.* Because relatively lower net sales are generated in the first and second quarters of the year, the Company expects to incur operating losses in the first half of the year.*

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED WITH QUARTER ENDED MARCH 31, 1996

Net sales in the first quarter of 1997 were $5.0 million compared to $12.8 million in the first quarter of 1996. Approximately $3.2 million of the 1996 amount was generated by the CAS excess inventory and brokered-OEM businesses sold in October 1996. The remaining difference was due primarily to first quarter 1996 shipments to one of the Company's Japanese distributors not recurring in the 1997 period. During the first quarter of 1997, the Company reduced the number of its distributors in Japan from four to three and announced that "Ride," "Liquid" and "Preston" branded products would be sold directly to key retailers in Japan. The Company expects that this change in distribution channels will result in a higher percentage of sales to Japan, on a relative basis, occurring in the second half of the year than in prior years.*

Hard goods (defined as snowboards, bindings, boots and skateboards) represented 49% of first quarter 1997 net sales while soft goods (apparel and accessories) made up 51%. For the first quarter of 1996, hard goods comprised 86% of sales and soft goods 14%. The increase in soft goods sales is attributable primarily to growth in Spring season sales at the Company's SMP subsidiary coupled with the fact that the sold CAS businesses were predominantly hard goods oriented. For the first quarter of 1997, sales in North America made up 72% of total sales with international sales comprising the remaining 28%. For the first quarter of 1996, North America comprised 46% of total sales and international 54%. The decrease in international sales is attributable to the change in distribution in Japan as well as the excess inventory situation in that market.

Gross margins for the three months ended March 31, 1997 were 26.4% compared to 26.5% for the same period in 1996. Gross margins were positively impacted in 1997 by the higher percentage of soft goods sales and the disposition of the lower-margin CAS businesses. Approximately 49% of first quarter 1997 sales were comprised of 1996 close out inventories which had a negative impact on gross margins.

Selling, general and administrative expenses decreased for the first quarter of 1997 to $4.7 million from $5.1 million in the first quarter of 1996. This decrease was due to the disposition of the CAS businesses and lower executive salaries offset by increased variable expenses (primarily commissions and bad debts), occupancy expenses and legal expenses. Variable expenses increased over the first quarter of 1996 due to a higher percentage of sales coming from the North American market where the Company acts as its own distributor. Selling, general and administrative expenses in the first quarter of the year include seasonal amounts associated with the major industry trade shows and new product introductions.

Interest income decreased to $58,000 in the first quarter of 1997 compared with $194,000 for the first quarter of 1996. The decrease was due to overall lower invested cash balances in the first quarter of 1997 as compared to the same period in 1996 due to capital supplied by the Company's August 1995 public stock offering. Interest expense in the first quarter of 1996 included interest paid on the SMP acquisition note payable which was paid off in the third quarter of 1996.

The effective tax rate for the first quarter of 1997 was 34.5% compared with 35.1% for the first quarter of 1996. The lower rate is due primarily to the disposition of the CAS businesses which were based principally in Canada and had a higher overall income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarters of both 1997 and 1996, the Company financed its operations primarily through cash balances on hand and collection of year-end receivables. Net cash used in operating activities totaled approximately $1.2 million in the first quarter of 1997 compared with $2.9 million in the comparable period of 1996. This decrease was due to primarily to a smaller inventory buildup in 1997 than in 1996. Net cash used in investing activities totaled $446,000 during the first quarter of 1997 compared to net cash provided by investing activities of $416,000 in the first quarter of 1996. The 1996 quarter includes approximately $2.1 million in proceeds from the sale of short term investments, offset by capital expenditures of approximately $1.7 million as compared to capital expenditures of $428,000 in the first quarter of 1997. A significant portion of both 1996 and 1997 first quarter capital expenditures are associated with molds and tooling for snowboards and snowboard bindings. Net cash provided by financing activities totaled $16,000 in the first quarter of 1997 compared with $7,000 in the comparable period of 1996.

The Company has a $30 million revolving line of credit arrangement with a bank to finance import letters of credit and working capital needs. Advances on the line bear interest at the bank's prime rate or at a LIBOR option. At April 30, 1997, the Company had approximately $1.5 million in outstanding import letters of credit drawn against this line. No direct advances were outstanding on the revolving line of credit. The line of credit expires on June 30, 1997 and has certain operating covenants, including financial ratios, working capital restrictions and restrictions on payment of dividends on the Company's Common Stock. The Company received a waiver from the bank with respect to its working capital covenant as of March 31, 1997, and has amended the line of credit agreement to reduce this restriction for future periods. The Company is in the process of renegotiating this credit facility.*

Certain of the Company's purchase commitments and sales are denominated in foreign currencies. Because a change in the value of such currencies relative to the U.S. dollar will affect the Company's gross profit and net income, the Company enters into forward currency contracts to hedge against adverse currency fluctuations. Although the Company believes that these contracts decrease the overall exposure to gains and losses from currency fluctuations, such exposure cannot be entirely eliminated.*

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1996, the Company initiated legal proceedings against Switch Manufacturing, alleging infringement by Switch of certain of the Company's patented binding technologies. Switch has initiated a counterclaim in the lawsuit, alleging misuse of patent and unfair business practices by the Company, to which claims the Company believes it has meritorious defenses. The case is pending in the United States District Court for the Northern District of California as Raines, et al. v. Switch Manufacturing v. Ride, Inc., Civil Action No. C96-2648-DLJ. Also in 1996, the Company initiated legal proceedings against Wide Ride, Inc. in Federal District Court for the District of Colorado, styled Ride Snowboard Company v. Wide Ride, Inc., Civil Action No. 96-D-2003. The suit alleges infringement of the Company's registered "Ride" trademark by Wide Ride. The Company intends to vigorously prosecute both lawsuits.

On March 14, 1997, a shareholder filed a lawsuit against the Company and four of its current or former officers and directors in the United States District Court for the Western District of Washington at Seattle, styled Murray v. Ride, Inc. et al., Civil Action No. C97-0402Z. A second lawsuit was filed against the same parties on April 9, 1997 by two shareholders in the same court under Taylor et al. v. Ride, Inc. et al., Civil Action No. C97-560Z. Identical except for the named plaintiffs and facts specific to each, the lawsuits allege violations of certain federal securities laws and state laws, and purport to seek damages on behalf of a class of shareholders who purchased the Company's common stock during the period August 10, 1995 through December 30, 1996. The Company believes the lawsuits are without merit and intends to vigorously defend against the claims.

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

         3.3      Articles of Amendment to Articles of Incorporation (9)

         3.4      Articles of Amendment to Articles of Incorporation (10)

         3.5      Articles of Correction (12)

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

         4.2 Article VIII of the Articles of Incorporation regarding Voting Rights (See Exhibit 3.1) (1)

         4.4      Specimen Stock Certificate (2)

         10.10 Exclusive Distributorship Agreement dated December 7, 1992, by and between Ride Snowboard Company and Far East Trading Co., Ltd. (3)

         10.24 Exchange Agreement, dated December 31, 1993, between Ride Snowboard Company and Mark M. Salter (1)

         10.25 Employment Agreement, dated August 18, 1994, by and between Ride Snowboard Company and James J. Salter (4)

         10.26 Form of Employment Agreement between Ride Snowboard Company and Roger B. Madison, Jr. (1)

         10.27 Employment Agreement, dated January 1, 1995, by and between Ride Snowboard Company and Timothy G. Pogue (7)

         10.28    Form of Ride Snowboard Company 1994 Stock Option Plan (1)

         10.29 Form of Ride Snowboard Company 1994 Directors' Nonqualified Stock Option Plan (1)

         10.30 Lease Agreement with Teachers Insurance & Annuity Association dated January 10, 1994 (1)

         10.32    Amended Form of Underwriting Agreement (5)

         10.34 Standard Form Multiple Occupancy Lease, dated November 29, 1994, by and between Ride Snowboard Company and BDC Preston Properties One Limited Partnership (6)

         10.35 Business Loan Agreement, dated June 10, 1996, by and between Ride, Inc. and U.S. Bank of Washington, N.A. (21)

         10.36 Stock Purchase Agreement, dated August 18, 1994, between Ride Snowboard Company and James J. Salter, the James Salter Family Trust, Kenneth Finkelstein Family Trust, The Snow Trust, Robert Marcovitch, Kerry Wasserman, Rick Clarfield, Howard Cohen, Gary Kell, Sandra Pelegrin, Alan Langer, Dan Opyc, C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (8)

         10.45    Ride Snowboard Company 1995 Employee Stock Purchase Plan (9)

         10.46 Ride Snowboard Company 1995 Foreign Subsidiary Employee Stock Purchase Plan (9)

         10.47* Exclusive OEM Agreement, dated July 26, 1995, by and between Ride Snowboard Company and Straight Line Water Sports, Inc.
                  (11)

         10.48 Employment Agreement, dated September 1, 1995, between the Company and David A. Janes, Jr. (13)

         10.49 Employment Agreement, dated September 1, 1995, between the Company and Bernard Gervasoni (13)

         10.50 Employment Agreement, dated October 19, 1995, between the Company and

                  David Milo Myers (14)

         10.51 Registration Rights Agreement dated October 19, 1995, between the Company and David Milo Myers, Lawrence Kraus and Michael Wise (14)

         10.52 Stock Purchase Agreement, dated September 1, 1995, between the Company and the shareholders and option holders of 5150 Snowboards, Inc. and Thermal Snowboards, Inc. (15)

         10.53 Asset Purchase Agreement, dated October 19, 1995, among the Company, Sex Money Power Clothing, Inc., David Milo Myers, Lawrence Kraus and Michael Wise (16)

         10.54 Form of Underwriting Agreement by and between the Company and Hambrecht & Quist LLC and Dain Bosworth Incorporated (17)

         10.55* Amendment No.1 to Exclusive Distributorship Agreement, dated October 24, 1995, by and between Ride Snowboard Company, 5150 Snowboards, Inc., SMP Clothing, Inc. and Far East Trading Company Ltd. (18)

         10.56 Employment Agreement, dated October 14, 1995, by and between the Company and Kenneth J. Finkelstein (19)

         10.57 Employment Agreement, dated January 1, 1996, by and between C.A.S. Sports International, Inc. and Robert F. Marcovitch
                  (19)

         10.58 First Amendment, dated August 4, 1995, to Lease Agreement by and between Ride Snowboard Company and BDC Preston Properties One Limited Partnership (19)

         10.59 Second Amendment, dated November 21, 1995, to Lease Agreement by and between Ride Snowboard Company and BDC Preston Properties One Limited Partnership (19)

         10.60 Third Amendment, dated March 26, 1996, to Lease Agreement by and between Ride Snowboard Company and BDC Preston Properties One Limited Partnership (19)

         10.61 Amendment No. 2 to Exclusive Distributorship Agreement, dated October 24, 1995, by and between Ride Snowboard Company, 5150 Snowboards, Inc., SMP Clothing, Inc. and Far East Trading Company Ltd. (20)

         10.63 Agreement, dated May 7, 1996, by and between Ride, Inc. and James J. Salter (21)

         10.64 Agreement, dated August 2, 1996, by and between Ride, Inc. and Kenneth J. Finkelstein (21)

         10.65 Agreement, dated August 7, 1996, by and between Ride, Inc. and Robert E. Hall (21)

         10.66 Stock Purchase Agreement, dated October 11, 1996, by and between Ride, Inc. and Gen-X Equipment, Inc. (22)

         10.67 Amendment No. 1 to Resignation Agreement, dated October 11, 1996, by and between Ride, Inc. and James J. Salter. (22)

         10.68 Amendment No. 1 to Resignation Agreement, dated October 11, 1996, by and between Ride, Inc. and Kenneth J. Finkelstein.
                  (22)

         10.69 Resignation and Release Agreement, dated October 28, 1996, by and between Ride, Inc. and Timothy G. Pogue (23)

         10.70 Letter agreement, dated December 6, 1996, by and between Ride, Inc. and Straight Line Water Sports, Inc. (23)

         10.71 Letter agreement, dated December 12, 1996, by and between Ride, Inc. and Straight Line Water Sports, Inc. (23)

         10.72* Financial Advisory Agreement, dated January 15, 1997, by and between Ride, Inc. and Roger Madison, Jr.

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

(4) Exhibit is incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K, dated August 31, 1994.

(5) Exhibit is incorporated by reference to Exhibit No. 1.1A to the Company's Amendment No. 1 to Registration Statement on Form SB-2, file no. 33-75770-LA.

(6) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(7) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2, file no. 33-75770-LA.

(8) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Post-Effective Amendment No. 2 to the Registration Statement on Form SB-2, file no. 33-75770-LA.

(9) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Registration Statement on Form S-1, file no. 33-94814.

(10) Exhibit is incorporated by reference to an identically numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1, file no. 33-94814.

(11) Exhibit is incorporated by reference to an identically numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1, file no. 33-94814, with confidential portions omitted and filed separately with the Commission pursuant to a Request of Confidential Treatment under Rule 406 of the Securities Act of 1933.

(12) Exhibit is incorporated by reference to an identically numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1, file no. 33-94814.

(13) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Current Report on Form 8-K, dated September 1, 1995.

(14) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Current Report on Form 8-K, dated October 20, 1995.

(15) Exhibit is incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K, dated September 1, 1995.

(16) Exhibit is incorporated by reference to Exhibit No. 2.2 to the Company's Current Report on Form 8-K, dated October 20, 1995.

(17) Exhibit is incorporated by reference to Exhibit No. 1.1 to the Company's Registration Statement on Form S-1, file no. 33-94814.

(18) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 1995.

(19) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

(23) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

* Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment.


         (b)  Reports on Form 8-K

         Not applicable.

                                  EXHIBIT INDEX


                                                                       Manual
Exhibit No.    Description                                             Page No.
-----------    -----------                                             --------
10.72*          Financial Advisory Agreement, dated January 15, 1997,
               by and between Ride, Inc. and Roger Madison, Jr.

27.1           Financial Data Schedule


 * Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            RIDE, INC.
----------------------------------
           (Registrant)




Dated:   May 14, 1997               By   /s/ Robert E. Hall
                                         ---------------------------------------
                                         Robert E. Hall
                                         President and Chief Executive Officer





Dated:   May 14, 1997               By   /s/  G. Scott Stewart
                                         ---------------------------------------
                                         G. Scott Stewart
                                         Chief Financial Officer