Form 10-Q
period 1997-06-30
RIDE INC
filed 1997-08-14
CIK 917734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1997

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM ________________ TO ________________

Commission File Number:  1-13042

                                   RIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Washington                                    91-1571027
------------------------------------           ---------------------------------
  (State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)                             No.)


    8160 304th Avenue Southeast
        Preston, Washington                                 98050
------------------------------------           ---------------------------------
  (Address of principal executive                         (Zip Code)
             offices)

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

Common Stock, without par value -- 11,668,947 as of August 1, 1997

                                      INDEX

                                   RIDE, INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets -- June 30, 1997 and December 31,
                1996

        Condensed consolidated statements of operations -- Three and six month periods ended June 30, 1997 and 1996

        Condensed consolidated statements of cash flows -- Three and six month periods ended June 30, 1997 and 1996

        Notes to condensed consolidated financial statements -- June 30, 1997


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


SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                      RIDE, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS)

                                                             June 30,
                                                               1997         December 31,
                                                            (Unaudited)         1996
                                                            -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                                $     2,742      $     3,232
   Receivables, less allowance for doubtful accounts of
       $592 at June 30, 1997 and $655 at
       December 31, 1996                                          6,339           14,193
   Inventories                                                   10,111            5,986
   Prepaid expenses and other current assets                        872              450
   Income taxes receivable                                        4,368            2,836
   Deferred tax assets                                            1,423            1,423
                                                            -----------      -----------
        Total current assets                                     25,855           28,120
Plant and equipment, net of accumulated depreciation              5,923            5,757
Notes receivable, net of discount                                 1,962            1,884
Goodwill, net of accumulated amortization                        16,322           14,292
Other assets                                                        666              602
                                                            ===========      ===========
Total assets                                                $    50,728      $    50,655
                                                            ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $     1,906      $     4,631
   Accrued expenses and other current liabilities                 2,000            2,776
   Short-term borrowings                                          6,305               --
                                                            -----------      -----------
        Total current liabilities                                10,211            7,407

Long-term debt, less current portion                                555              604
Deferred income taxes                                               335              335
Shareholders' equity:
   Preferred stock                                                  500              500
   Common stock                                                  41,347           39,583
   Retained earnings (deficit)                                   (2,220)           2,226
                                                            -----------      -----------
        Total shareholders' equity                               39,627           42,309
                                                            ===========      ===========
Total liabilities and shareholders' equity                  $    50,728      $    50,655
                                                            ===========      ===========

See accompanying notes

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three months                 Six months ended
                                                      ended June 30,                    June 30,
                                                --------------------------      --------------------------
                                                   1997            1996            1997            1996
                                                ----------      ----------      ----------      ----------
Net sales                                       $    2,525      $   13,501      $    7,559      $   26,278
Cost of goods sold                                   1,861           9,337           5,567          18,727
                                                ----------      ----------      ----------      ----------
Gross profit                                           664           4,164           1,992           7,551

Selling, general and administrative
   expenses                                          3,683           3,596           8,392           8,671
                                                ----------      ----------      ----------      ----------
Operating income (loss)                             (3,019)            568          (6,400)         (1,120)

Interest income                                         45              83             103             277
Interest expense                                       (31)             (7)            (43)            (26)
                                                ----------      ----------      ----------      ----------
Income (loss) before income taxes                   (3,005)            644          (6,340)           (869)

Income tax expense (benefit)                          (751)            233          (1,904)           (298)
                                                ----------      ----------      ----------      ----------

Net income (loss)                               $   (2,254)     $      411      $   (4,436)     $     (571)
                                                ==========      ==========      ==========      ==========


Net income (loss) per share:
   Primary                                      $    (0.21)     $     0.04      $    (0.41)     $    (0.06)
   Fully diluted                                $    (0.21)     $     0.04      $    (0.41)     $    (0.06)


Weighted average common shares outstanding:
   Primary                                          10,879          11,222          10,826          10,538
   Fully diluted                                    10,879          11,422          10,826          10,538

See accompanying notes

                                     RIDE, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                    (IN THOUSANDS)

                                                            Six months ended June 30,
                                                           --------------------------
                                                              1997            1996
                                                           ----------      ----------
Net cash used in operating activities                      $   (5,254)     $  (12,964)

INVESTING ACTIVITIES:
   Acquisition of net assets of Device Mfg Corp                (1,221)             --
   Purchase of plant and equipment                               (588)         (3,323)
   Sale of securities available for sale                           --           3,840
   Other                                                          (12)           (383)
                                                           ----------      ----------

        Net cash provided by (used in) investing
        activities                                             (1,821)            134

FINANCING ACTIVITIES:
   Proceeds from short-term borrowings                          6,305              --
   Proceeds from exercise of Common Stock options                 319             358
   Proceeds from Employee Stock Purchase Plan                      28              62
   Repayment of notes payable                                      --            (938)
   Proceeds from long-term debt                                    --             675
   Repayment of long-term debt                                    (49)             (9)
   Dividends paid                                                 (18)            (18)
                                                           ----------      ----------

        Net cash provided by financing activities               6,585             130
                                                           ----------      ----------

Net decrease in cash and cash equivalents                        (490)        (12,700)
Cash and cash equivalents at beginning of period                3,232          14,271
                                                           ==========      ==========

Cash and cash equivalents at end of period                 $    2,742      $    1,571
                                                           ==========      ==========

SUPPLEMENTAL DISCLOSURE:
   Cash paid (received) for income taxes                   $     (372)     $      343
   Cash paid for interest                                  $       43      $       38

NONCASH FINANCING ACTIVITY:
   Common stock issued in acquisition of net assets of
      Device Mfg Corp                                      $    1,425              --
   Preferred stock dividends declared but not paid         $        9      $        9
      Tax benefit of stock option exercises                        --      $       79

See accompanying notes

                                   RIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Ride, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are highly seasonal, occurring primarily between June and December as its products are shipped to customers. The results of operations for the three and six month periods ended June 30, 1997, therefore may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. All amounts are stated in US dollars.

2.   NET INCOME (LOSS) PER SHARE

Primary net income per share has been computed by dividing net income, after reduction for Preferred Stock dividends, by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants having exercise prices below the average market price of the Common Stock using the treasury stock method. Fully diluted net income per share has been computed by dividing net income by the weighted average number of common shares and equivalents outstanding assuming the conversion of convertible Preferred Stock occurred at the beginning of the period. The number of common share equivalents included in the fully diluted computations represent shares issuable upon exercise of stock options and warrants having exercise prices below the higher of the average or the ending market price of the Common Stock using the treasury stock method. Net loss per share has been computed by dividing the net loss, after reduction for Preferred Stock dividends, by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the net loss per share computations because their effects are antidilutive.

3.   INVENTORIES

Inventories consisted of the following:

                                                 June 30,         December 31,
                                                   1997              1996
                                                -----------------------------
                                                       (In thousands)
         Finished goods                         $    10,176       $     9,415
         Raw materials and work in process            3,069             2,487
         Obsolescence reserve                        (3,134)           (5,916)
                                                -----------       -----------
                                                $    10,111       $     5,986
                                                ===========       ===========

                                   RIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.   LINE OF CREDIT

In July 1997, the Company renewed its revolving credit facility with a bank. The facility expires June 30, 1998 and provides for import letters of credit and direct advances for working capital. Through October 30, 1997, the maximum amount available under the line is $15 million. The maximum amount available thereafter fluctuates based on the seasonality of the Company's cash flows but is never less than $2 million. Advances on the line bear interest at the bank's prime rate. The facility has certain operating covenants, including financial ratios, working capital restrictions and restrictions on payment of dividends on the Company's Common Stock.

5.   FOREIGN CURRENCY TRANSACTIONS

The Company enters into foreign currency forward contracts to hedge firm purchase and sales orders denominated in foreign currencies. At June 30, 1997, the Company had open positions to purchase 2.0 million Deutsche Marks for approximately $1.3 million which mature through September 1997. The net loss on these forward contracts as of June 30, 1997 of approximately $149,000 has been deferred and will be recognized when the related commitments are settled.

6.   ACQUISITION

On June 12, 1997, the Company purchased substantially all of the assets (except cash and accounts receivable) and liabilities of Device Mfg Corp, a manufacturer of step-in snowboard bindings and boots based in Boulder, Colorado. The purchase price was comprised of approximately $1.0 million in assumed liabilities and 514,382 shares of Common Stock. Of the shares issued, 257,191 are subject to forfeiture should 1997 Device product sales fail to meet certain targeted amounts. The acquisition has been accounted for using the purchase method.

7.   SUBSEQUENT EVENT

On July 22, 1997, the Company purchased substantially all of the assets of Galena Creek Trading Company, Inc. (d.b.a. Smiley Hats), a manufacturer of winter hats based in Sparks, Nevada. The purchase price was comprised of approximately $550,000 in cash and 320,000 shares of Common Stock. Galena Creek Trading Company is majority owned and controlled by the Company's Chief Executive Officer. A valuation opinion from an investment banking company was obtained in connection with this transaction. The acquisition will be accounted for using the purchase method.

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

The Company's operations vary significantly during the year based on the winter sports season. The season for winter sports, which includes snowboarding, typically runs from November through March in northern hemisphere markets. Accordingly, the Company generates the majority of its sales in the third and fourth quarters, as snowboard retailers time their purchases to meet expected retail demand.* Because relatively lower net sales are generated in the first and second quarters of the year, the Company expects to incur operating losses in the first half of the year.*

Historically, there is a backlog of orders beginning in March of each year as a result of pre-season orders placed in connection with winter sports trade shows. The backlog decreases beginning in late summer and is usually insignificant by the end of the year.* Backlog in the snowboarding industry is subject to delay or cancellation.* The Company's backlog of orders as of June 15, 1997 was approximately $26 million*, compared to a backlog of $56 million as of April 1996. The 1996 backlog total included approximately $8 million in orders from the CAS excess inventory and brokered-OEM businesses sold in October 1996. The majority of the decline in order backlog was attributable to the Japanese market which is experiencing significant excess inventory conditions. Orders were also lower in Europe and North America as dealers have reduced their pre-season bookings as a result of excess inventories.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED WITH QUARTER ENDED JUNE 30, 1996

Net sales in the second quarter of 1997 were $2.5 million compared to $13.5 million in the second quarter of 1996. Approximately $4.4 million of the 1996 amount was generated by the CAS excess inventory and brokered-OEM businesses sold in October 1996. The remaining difference was due primarily to second quarter 1996 shipments to one of the Company's Japanese distributors not recurring in the 1997 period. During the first quarter of 1997, the Company reduced the number of its distributors in Japan from four to three and began selling "Ride," "Liquid" and "Preston" branded products directly to key retailers in Japan. The Company expects that this change in distribution channels will result in a higher percentage of sales to Japan, on a relative basis, occurring in the second half of the year than in prior years.*

Hard goods (defined as snowboards, bindings, boots and skateboards) represented 52% of second quarter 1997 net sales while soft goods (apparel and accessories) made up 48%. For the second quarter of 1996, hard goods comprised 83% of sales and soft goods 17%. The relative decrease in hard goods sales is attributable primarily the fact that the sold CAS businesses were predominantly hard goods oriented. For the second quarter of 1997, sales in North America made up 60% of total sales with international sales comprising the remaining 40%. For the second quarter of 1996, North America comprised 39% of total sales and international 61%. The decrease in international sales is attributable to the change in distribution channels in Japan as well as the excess inventory situation in that market.

Gross margins for the three months ended June 30, 1997 were 26.3% compared to 30.8% for the same period in 1996. Gross margins were negatively impacted by the lower volume of current season products shipped to the Japanese market due to the Company's change in its distribution strategy in that market. In addition, approximately 28% of second quarter 1997 sales were comprised of lower margin 1996 close out products.

Selling, general and administrative expenses were $3.7 million for the second quarter of 1997 compared to $3.6 million in the second quarter of 1996. This change was due to increased depreciation, rent and legal expenses, offset partly by the disposition of the CAS businesses, lower executive salaries and lower variable expenses (primarily commissions and bad debt accruals) associated with the lower sales volumes.

Interest income was $45,000 in the second quarter of 1997 compared with $83,000 for the second quarter of 1996. The decrease was due to lower invested cash balances in the second quarter of 1997 as compared to the same period in 1996 due to capital supplied by the Company's August 1995 public stock offering. Interest expense in the second quarter of 1997 of $31,000 was due primarily to direct advances on the Company's revolving credit facility during the period.

The effective tax rate for the second quarter of 1997 was 25.0% compared with 36.2% for the second quarter of 1996. The lower rate is due primarily to the disposition of the CAS businesses which were based principally in Canada and had a higher overall income tax rate and the establishment of a valuation allowance on the Company's net operating loss carryforwards. The Company expects the effective tax rate for the full year to be approximately 25%.*

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS  ENDED JUNE 30, 1996

Net sales in the first six months of 1997 were $7.6 million compared to $26.3 million in the first six months of 1996. Approximately $7.5 million of the 1996 amount was generated by the CAS excess inventory and brokered-OEM businesses sold in October 1996. The remaining difference was due primarily to shipments in the first six months to one of the Company's Japanese distributors not recurring in the 1997 period.

Hard goods represented 50% of net sales in the first six months of 1997 while soft goods made up 50%. For the first six months of 1996, hard goods comprised 85% of sales and soft goods 15%. The relative increase in soft goods sales is attributable primarily to growth in Spring season sales at the Company's SMP subsidiary coupled with the fact that the sold CAS businesses were predominantly hard goods oriented. For the first six months of 1997 and 1996, respectively, sales in North America made up 68% and 42% of total sales with international sales comprising the remaining 32% and 58%. The decrease in international sales is attributable to the change in distribution in Japan as well as the excess inventory situation in that market.

Gross margins for the six months ended June 30, 1997 were 26.3% compared to 28.7% for the same period in 1996. Gross margins were negatively impacted by the lower volume of current season products shipped to the Japanese market. In addition, approximately 42% of first half 1997 sales were comprised of lower margin 1996 close out products.

Selling, general and administrative expenses for the first six months of 1997 decreased to $8.4 million from $8.7 million in the first six months of 1996. This decrease was due to the disposition of the CAS businesses and lower executive salaries offset by increased depreciation, rent and legal expenses.

Interest income totaled $103,000 in the first six months of 1997 compared with $277,000 for the same period in 1996. The decrease was due to overall lower invested cash balances in the first six months of 1997 as compared to the same period in 1996 due to capital supplied by the Company's August 1995 public stock offering. Interest expense in the first half of 1997 of $43,000 was due primarily to direct advances on the Company's revolving credit facility during the period. Interest expense of $26,000 in the first half of 1996 included interest paid on notes payable issued in connection with the SMP acquisition which were repaid April 1996.

The effective tax rate for the first six months of 1997 was 30.0% compared with 34.3% for the second quarter of 1996. The lower rate is due primarily to the disposition of the CAS businesses which were based principally in Canada and had a higher overall income tax rate and the establishment of a valuation allowance on the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 1997 and 1996, the Company financed its operations primarily through cash balances on hand, collection of year-end receivables and the Company's line of credit facility. Net cash used in operating activities totaled approximately $5.3 million in the first six months of 1997 compared with $13.0 million in the comparable period of 1996. This decrease was due to primarily to a smaller inventory buildup in 1997 than in 1996 and lower accounts receivable due to the reduction in net sales. Net cash used in investing activities totaled $1.8 million during the first six months of 1997 compared to net cash provided by investing activities of $134,000 in the first six months of 1996. The 1997 period includes approximately $1.2 million related to the purchase of the net assets of Device Mfg Corp. and approximately $588,000 in capital expenditures. The 1996 period includes approximately $3.8 million in proceeds from the sale of short term investments, offset by capital expenditures of approximately $3.3 million. A significant portion of the capital expenditures acquired in the first six months of both 1997 and 1996 are associated with molds and tooling for snowboards and snowboard bindings. Capital expenditures in the 1996 period also included leasehold improvements related to the expansion of the Company's Preston, Washington office and warehouse facilities. Net cash provided by financing activities totaled $6.6 million in the first six months of 1997 compared with $130,000 in the comparable period of 1996. The 1997 period includes direct advances on the Company's line of credit of approximately $6.3 million.

The Company has a revolving line of credit arrangement with a bank to finance import letters of credit and working capital needs. Through October 30, 1997, the maximum amount available under the line is $15 million. The maximum amount available thereafter fluctuates based on the seasonality of the Company's cash flows but is never less than $2 million. Advances on the line bear interest at the bank's prime rate. At July 31, 1997, the Company had approximately $6.9 million in outstanding import letters of credit and direct advances of $6.3 million drawn against this line. The line of credit expires on June 30, 1998 and has certain operating covenants, including financial ratios, working capital restrictions and restrictions on payment of dividends on the Company's Common Stock.

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

ITEM 1. LEGAL PROCEEDINGS

In 1996, the Company's Preston Binding Company subsidiary initiated legal proceedings against Switch Manufacturing, alleging infringement by Switch of certain Preston-owned patented binding technologies. In answer to the lawsuit, Switch counterclaimed, alleging misuse of patent and unfair business practices by the Company. In April 1997, the Company filed a motion to dismiss Switch's counterclaims and certain affirmative defenses. On July 28, 1997, the Court granted the Company's motion to dismiss Switch's counterclaims and certain affirmative defenses and directed Switch to file an amended answer no later than August 27, 1997. The case is pending in the United States District Court for the Northern District of California as Raines, et al. v. Switch Manufacturing v. Ride, Inc., Civil Action No. C96-2648-DLJ.

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

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The Company's Annual Meeting of Shareholders was held on May 5, 1997. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

                   Nominee                  For           Withheld
                   -------                  ---           --------
          Robert E. Hall                 9,365,643         90,605
          Cory J. Hechler                9,358,144         98,104
          Mark M. Salter                 9,338,225        118,023
          Gerald B. Wasserman            9,365,983         90,265

The proposal to ratify Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997 was approved as follows:

               In Favor            Opposed             Withheld
               --------            -------             --------
              9,408,151             23,178              24,919

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

       3.4       Articles of Amendment to Articles of Incorporation (10)

       3.5       Articles of Correction (12)

       4.1       Article VI of the Articles of Incorporation regarding
                 Shareholder Rights (See Exhibit 3.1) (1)

       4.2       Article VIII of the Articles of Incorporation regarding Voting
                 Rights (See Exhibit 3.1) (1)

       4.4       Specimen Stock Certificate (2)

      10.10 Exclusive Distributorship Agreement dated December 7, 1992, by and between Ride Snowboard Company and Far East Trading Co.,
                 Ltd.(3)

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

      10.45      Ride Snowboard Company 1995 Employee Stock Purchase Plan (9)

      10.46      Ride Snowboard Company 1995 Foreign Subsidiary Employee Stock
                 Purchase Plan (9)

      10.47*     Exclusive OEM Agreement, dated July 26, 1995, by and between
                 Ride Snowboard Company and Straight Line Water Sports,
                 Inc.(11)

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

      10.68      Amendment No. 1 to Resignation Agreement, dated October 11,
                 1996, by and between Ride, Inc. and Kenneth J. Finkelstein. (22)

      10.69 Resignation and Release Agreement, dated October 28, 1996, by and between Ride, Inc. and Timothy G. Pogue (23)

      10.70      Letter agreement, dated December 6, 1996, by and between Ride,
                 Inc. and Straight Line Water Sports, Inc. (23)

      10.71      Letter agreement, dated December 12, 1996, by and between Ride,
                 Inc. and Straight Line Water Sports, Inc. (23)

      10.72* Financial Advisory Agreement, dated January 15, 1997, by and between Ride, Inc. and Roger Madison, Jr. (24)

       27.1      Financial Data Schedule

----------

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

(24) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

* Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment.

        (b)  Reports on Form 8-K

        Not applicable.

                                  EXHIBIT INDEX

                                                                         Manual
Exhibit No.  Description                                                Page No.
----------   -------------                                              --------
    11.1     Computation of earnings per share
    27.1     Financial data schedule

* Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       RIDE, INC.
       -----------------------------------
           (Registrant)


Dated:   August 14, 1997              By  /s/ ROBERT E. HALL
                                          -----------------------------------
                                          Robert E. Hall
                                          President and Chief Executive
                                          Officer


Dated:   August 14, 1997              By  /s/  G. SCOTT STEWART
                                          -----------------------------------
                                          G. Scott Stewart
                                          Senior Vice President and Chief
                                          Financial Officer