Form 10-Q
period 1997-09-30
RIDE INC
filed 1997-11-14
CIK 917734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


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

                             Yes  [X]         No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, without par value -- 11,700,947  shares as of October 31, 1997

                                      INDEX

                                   RIDE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- September 30, 1997 and
               December 31, 1996

         Condensed consolidated statements of operations -- Three months and nine month periods ended September 30, 1997 and 1996

         Condensed consolidated statements of cash flows -- Nine months ended
               September 30, 1997 and 1996

         Notes to condensed consolidated financial statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   RIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           September 30,   December 31,
                                                               1997           1996
                                                           (Unaudited)
                                                           -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $   121          $ 3,232
   Receivables, less allowance for doubtful accounts
       of $733 at September 30, 1997 and $655 at               17,300           14,193
       December 31, 1996
   Inventories (Note 3)                                        11,065            5,986
   Prepaid expenses and other current assets                      890              450
   Income taxes receivable                                      3,930            2,836
   Deferred tax assets                                          1,423            1,423
                                                              -------          -------
        Total current assets                                   34,729           28,120

Plant and equipment, net of accumulated depreciation            5,871            5,757
Notes receivable, net of discount                               2,000            1,884
Goodwill, net of accumulated amortization                      16,674           14,292
Other assets                                                      805              602
                                                              -------          -------
Total assets                                                  $60,079          $50,655
                                                              =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $  5,313         $  4,631
   Accrued expenses                                             1,383            2,776
   Short-term borrowings                                       11,265               --
                                                             --------         --------
        Total current liabilities                              17,961            7,407

   Long-term liabilities                                          761              604
   Deferred income taxes                                          335              335

Shareholders' equity:
   Preferred stock                                                500              500
   Common stock                                                42,097           39,583
   Retained earnings (accumulated deficit)                     (1,575)           2,226
                                                             --------         --------
        Total shareholders' equity                             41,022           42,309
                                                             --------         --------

Total liabilities and shareholders' equity                   $ 60,079         $ 50,655
                                                             ========         ========

                            See accompanying notes.

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         Three months ended        Nine months ended
                                            September 30,            September 30,
                                       ---------------------     ---------------------
                                         1997         1996         1997         1996
                                       ---------------------     ---------------------
Net sales                              $ 18,215     $ 35,329     $ 25,774     $ 61,606
Cost of goods sold                       12,391       23,985       17,957       42,712
                                       --------     --------     --------     --------
Gross profit                              5,824       11,344        7,817       18,894

Selling, general and administrative
expenses                                  4,585        5,419       12,977       14,090
                                       --------     --------     --------     --------
Operating income (loss)                   1,239        5,925       (5,160)       4,804

Interest income                              50           14          153          292
Interest expense                           (188)        (125)        (231)        (152)
                                       --------     --------     --------     --------
Income (loss) before income taxes         1,101        5,814       (5,238)       4,944

Income tax expense (benefit)                440        2,172       (1,463)       1,874
                                       --------     --------     --------     --------
Net income (loss)                      $    661     $  3,642     $( 3,775)    $  3,070
                                       ========     ========     ========     ========


Per share:
   Primary                             $   0.06     $   0.32     ($  0.34)    $   0.27
   Fully diluted                       $   0.06     $   0.32     ($  0.34)    $   0.27


Weighted average common shares
outstanding:
   Primary                               11,605       11,258       11,085       11,334
   Fully diluted                         11,813       11,485       11,085       11,534


                            See accompanying notes.

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Nine months ended
                                                             September 30,
                                                        ----------------------
                                                          1997         1996
                                                        --------     ---------
Net cash used in operating activities                   $(12,175)    $(21,960)

INVESTING ACTIVITIES:
   Acquisitions of Device Mfg Corp. and Smiley            (1,824)          --
     Hats, Inc
   Purchase of plant and equipment                          (616)      (4,669)
   Proceeds from sale of securities                           --        3,840
   Other                                                     (11)        (448)
                                                        --------     --------

        Net cash used in investing activities             (2,451)      (1,277)

FINANCING ACTIVITIES:
   Proceeds from short-term borrowings                    13,290       13,301
   Repayments of short-term borrowings                    (2,025)      (4,080)
   Proceeds from exercise of Common Stock options            319          744
   Proceeds from Employee Stock Purchase Plan                 28           62
   Repayment of notes payable                                 --         (938)
   Proceeds from long term debt                               --          640
   Repayments of long term debt                              (71)          --
   Dividends paid                                            (26)         (26)
                                                        --------     --------

        Net cash provided by financing activities         11,515        9,703
                                                        --------     --------

Net decrease in cash and cash equivalents                 (3,111)     (13,534)
Cash and cash equivalents at beginning of period           3,232       14,271
                                                        --------     --------

Cash and cash equivalents at end of period                  $121         $737
                                                        ========     ========
SUPPLEMENTAL DISCLOSURE:
   Cash paid (received) for income taxes                   $(369)        $386
   Cash paid for interest                                   $242         $126

NONCASH FINANCING ACTIVITY:
   Common stock issued in acquisitions                    $2,175           --
   Tax benefit of stock option exercises                      --         $166


                            See accompanying notes.

                                   RIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Ride, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are highly seasonal, occurring primarily between July and December as its products are shipped to customers. The results of operations for the three and nine month periods ended September 30, 1997, therefore may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. All amounts are stated in US dollars.

2.    NET INCOME (LOSS) PER SHARE

Primary net income per share has been computed by dividing net income, after reduction for Preferred Stock dividends, by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options having exercise prices below the average market price of the Common Stock using the treasury stock method. Fully diluted net income per share has been computed by dividing net income by the weighted average number of common shares and equivalents outstanding assuming the conversion of the Preferred Stock occurred at the beginning of the period. The number of common share equivalents included in the fully diluted computations represent shares issuable upon exercise of stock options having exercise prices below the higher of the average or ending market price of the Common Stock using the treasury stock method. Net loss per share for the nine months ended September 30, 1997 has been computed by dividing the net loss, after reduction for Preferred Stock dividends, by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the net loss per share computation because their effects are antidilutive.

3.    INVENTORIES

Inventories at September 30, 1997 and December 31, 1996 consisted of the following:

                                            September 30,       December 31,
                                                1997                1996
                                            --------------------------------
                                                     (In thousands)
    Finished goods                             $ 10,769           $  9,415
    Raw materials and work in process             2,159              2,487
    Obsolescence reserve                         (1,863)            (5,916)
                                               --------           --------
                                               $ 11,065           $  5,986
                                               ========           ========

                                   RIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


4.    FOREIGN CURRENCY TRANSACTIONS

The Company enters into foreign currency forward contracts to hedge firm purchase and sales orders denominated in foreign currencies. At September 30, 1997, the Company had open positions to purchase 2.0 million Deutsche Marks which mature through November 28, 1997. The net loss on these forward contracts as of September 30, 1997 of approximately $158,000 has been deferred and will be recognized when the related commitments are settled.

5.    ACQUISITIONS

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

On July 22, 1997, the Company purchased substantially all of the assets of Galena Creek Trading Company, Inc. (d.b.a. Smiley Hats), a manufacturer of winter hats based in Sparks, Nevada. The purchase price was comprised of approximately $550,000 in cash and 320,000 shares of Common Stock. Galena Creek Trading Company is majority owned and controlled by the Company's Chief Executive Officer. A valuation opinion from an investment banking company was obtained in connection with this transaction. The acquisition was accounted for using the purchase method.

6.    NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share" which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary or "basic" earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of fully diluted or "diluted" earnings per share is not expected to be material.

The FASB also recently issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 130 establishes standards for reporting comprehensive income in annual and interim financial statements. Statement 131 establishes standards for the way public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statements 130 and 131 are effective for financial statements for fiscal years beginning after December 15, 1997. These statements will have no impact on the Company's results of operations, financial position or cash flows.

7.    SUBSEQUENT EVENT

On November 11, 1997, the Company announced that it had entered into a letter of intent to merge with US2 Sports Group, Inc. (US2), a manufacturer and marketer of wakeboards and related equipment based in Woodinville, Washington. The terms of the proposed merger call for the issuance of approximately $1.7 million in Ride common stock in exchange for all of the outstanding common stock of US2. The merger is expected to be completed before the end of 1997 and is expected to be accounted for as a pooling of interests.

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

GENERAL

The Company is a leading designer, manufacturer and marketer of snowboards and related products through its subsidiaries, Ride Snowboard Company ("Ride Snowboards"), Ride Manufacturing, Inc. ("Ride Manufacturing," formerly Thermal Snowboards, Inc.), Ride Canada, Inc. ("Ride Canada"), SMP Clothing, Inc. ("SMP") and Smiley Hats, Inc. ("Smiley"). The Company was founded in 1992 and acquired Ride Manufacturing in September 1995, SMP in October 1995 and Smiley in July 1997. In June 1997, the Company purchased the majority of the assets and liabilities of Device Mfg Corp. ("Device") and merged the operations of that company into Ride Snowboards. The results of operations of the acquired entities are included in the Company's financial statements from the respective dates of acquisition.

In August 1994, the Company acquired C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (collectively, "CAS"). On October 11, 1996, the Company sold the CAS entities and the related excess inventory and brokered-OEM businesses. The results of operations of the CAS excess inventory and brokered-OEM businesses are included in the Company's financial statements through the date those businesses were sold.

The Company's operations vary significantly during the year based on the winter sports season. The season for winter sports, which includes snowboarding, typically runs from November through March in northern hemisphere markets. Accordingly, the Company generates the majority of its sales in the third and fourth quarters, as snowboard retailers time their purchases to meet expected retail demand.* Because relatively lower net sales are generated in the first and second quarters of the year, the Company expects to incur operating losses during those periods for the foreseeable future.*

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1996

Net sales in the third quarter of 1997 were $18.2 million compared to $35.3 million in the third quarter of 1996. Approximately $7.5 million of the 1996 amount was generated by the CAS excess inventory and brokered-OEM businesses sold in October 1996. Net sales generated by the 1997 acquisitions of Smiley and Device totaled $800,000 during the third quarter. The remaining net decrease was due primarily to soft market conditions throughout the industry due to an oversupply of snowboard products.

Hard goods (defined as snowboards, bindings, boots and skateboards) represented 77% of third quarter 1997 net sales while soft goods (apparel and accessories) made up 23%. For the third quarter of 1996, hard goods comprised 78% of sales and soft goods 22%. For the third quarter of 1997, sales in North America made up 60% of total sales with international sales representing the remaining 40%. For the third quarter of 1996, North America represented 66% of total sales and international 34%. The increase in international sales during the 1997 quarter was due to the Company's strategy of selling its "Ride," "Liquid," and "Preston" branded products directly to the top retailers in Japan instead of selling exclusively through distributors. This strategy has had the effect of shifting more Japanese shipments into the third and fourth quarters of the year.

Gross margins remained at 32% for the three month periods ended September 30, 1997 and 1996. Gross margins were positively impacted by favorable sourcing arrangements and manufacturing cost reductions, offset by sales of lower margin 1996 close out products.

Selling, general and administrative expenses were $4.6 million for the third quarter of 1997 compared to $5.4 million in the third quarter of 1996. This decrease was due primarily to staff reductions, lower executive salaries, lower variable expenses associated with the lower sales volumes (primarily commissions and bad debt accruals) and the disposition of the CAS businesses, offset partly by increased occupancy and legal expenses as well as the expenses of the Smiley and Device entities acquired in 1997.

Interest income was $50,000 in the third quarter of 1997 compared with $14,000 for the third quarter of 1996. The increase was due to interest accrued on the long term note receivable received in the sale of the CAS businesses in October 1996. Interest expense in the third quarter of 1997 increased to $188,000 from $125,000 in the third quarter of 1996 due to a generally higher level of direct advances on the Company's revolving credit facility during the 1997 period.

The effective tax rate for the third quarter of 1997 was 40% compared with 37% for the third quarter of 1996. The Company expects the effective tax benefit for the full year to be approximately 25%.*

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

Net sales in the first nine months of 1997 were $25.8 million compared to $61.6 million in the first nine months of 1996. Approximately $15 million of the 1996 amount was generated by the CAS excess inventory and brokered-OEM businesses sold in October 1996. The remaining net decrease was due primarily to soft market conditions throughout the industry due to an oversupply of snowboard products.

Hard goods represented 69% of net sales in the first nine months of 1997 while soft goods made up 31%. For the first nine months of 1996, hard goods comprised 81% of sales and soft goods 19%. The relative increase in soft goods sales was attributable primarily to growth in Spring season sales at the Company's SMP subsidiary coupled with the fact that the sold CAS businesses were predominantly hard goods oriented. For the first nine months of 1997 and 1996, respectively, sales in North America made up 64% and 56% of total sales with international sales representing the remaining 36% and 44%. The decrease in international sales is largely attributable to the excess inventory situation in Japan and the resulting decline in sales to that market.

Gross margins for the nine months ended September 30, 1997 were 30% compared to 31% for the same period in 1996. Gross margins were positively impacted by favorable sourcing arrangements and manufacturing cost reductions, offset by sales of lower margin 1996 close out products.

Selling, general and administrative expenses for the first nine months of 1997 decreased to $13.0 million from $14.0 million in the first nine months of 1996. This decrease was due primarily to staff reductions, lower executive salaries, lower variable expenses associated with the lower sales volumes (primarily commissions and bad debt accruals) and the disposition of the CAS businesses, offset partly by increased occupancy and legal expenses as well as the expenses of the Smiley and Device entities acquired in 1997.

Interest income totaled $153,000 in the first nine months of 1997 compared with $292,000 for the same period in 1996. The decrease was due to overall lower invested cash balances in the first nine months of 1997 as compared to the same period in 1996, offset in part by interest accrued on the long term note receivable received in the sale of the CAS businesses in October 1996. Interest expense was $231,000 in the first nine months of 1997 compared to $152,000 in the first nine months of 1996 due to a generally higher level of direct advances on the Company's revolving credit facility during the 1997 period.

The effective tax rate for the first nine months of 1997 was a 28% benefit compared with a 38% expense for the 1996 period. The lower rate is due primarily to the establishment of a valuation allowance on the Company's net operating loss carryforwards. The Company expects the effective tax benefit for the full year to be approximately 25%.*

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of 1997 and 1996, the Company financed its operations primarily through collection of receivables and the Company's line of credit facility. Net cash used in operating activities totaled $12.2 million in the first nine months of 1997 compared with $22.0 million in the comparable period of 1996. This decrease was due to primarily to a smaller inventory buildup in 1997 than in 1996 and lower accounts receivable due to the reduction in net sales. Net cash used in investing activities totaled $2.5 million during the first nine months of 1997 compared to $1.3 million in the first nine months of 1996. The 1997 period included $1.8 million related to the acquisitions of Device Mfg Corp. and Smiley Hats, and $616,000 in capital expenditures. The 1996 period includes capital expenditures of approximately $4.7 million, offset by $3.8 million in proceeds from the sale of short term investments. A significant portion of the capital expenditures acquired in the first six months of both 1997 and 1996 were associated with molds and tooling for snowboards and snowboard bindings. Capital expenditures in the 1996 period also included leasehold improvements related to the expansion of the Company's Preston, Washington office and warehouse facilities. Net cash provided by financing activities totaled $11.5 million in the first nine months of 1997 compared with $9.7 million in the comparable period of 1996. The primary financing activity for both periods were net advances on the Company's line of credit of $11.3 million in 1997 and $9.2 million in 1996.

The Company has a revolving line of credit arrangement with a bank to finance import letters of credit and working capital needs. Through October 30, 1997, the maximum amount available under the line is $15 million. The maximum amount available thereafter fluctuates based on the seasonality of the Company's cash flows but is never less than $2 million. Advances on the line bear interest at the bank's prime rate. At October 31, 1997, the Company had approximately $600,000 in outstanding import letters of credit and direct advances of $9.8 million drawn against this line. The line of credit expires on June 30, 1998 and has certain operating covenants, including financial ratios, working capital restrictions and restrictions on payment of dividends on the Company's Common Stock. In order to meet working capital requirements or make additional acquisitions, the Company may need to obtain additional financing to replenish cash used in current year operations.* There can be no assurance that the Company will be able to obtain such additional financing when needed or on terms favorable to the Company.*

Certain of the Company's purchase commitments and sales are denominated in foreign currencies. Because a change in the value of such currencies relative to the U.S. dollar will affect the Company's gross profit and net income, the Company enters into forward currency contracts to hedge against adverse currency fluctuations. Although the Company believes that these contracts decrease the overall exposure to gains and losses from currency fluctuations, such exposure cannot be entirely eliminated.*


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

PART II  -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1996, the Company's Preston Binding Company subsidiary initiated legal proceedings against Switch Manufacturing, alleging infringement by Switch of certain Preston-owned patented binding technologies. In answer to the lawsuit, Switch counterclaimed, alleging misuse of patent and unfair business practices by the Company. In April 1997, the Company filed a motion to dismiss Switch's counterclaims and certain affirmative defenses. On July 28, 1997, the Court granted the Company's motion to dismiss Switch's counterclaims and certain affirmative defenses and directed Switch to file an amended answer no later than August 27, 1997. Switch timely filed an Amended Answer that did not include counterclaims. The case is pending in the United States District Court for the Northern District of California as Raines, et al. v. Switch Manufacturing v. Ride, Inc., Civil Action No. C96-2648-DLJ.

On March 14, 1997, a shareholder filed a lawsuit against the Company and four of its current or former officers and directors in the United States District Court for the Western District of Washington at Seattle, styled Murray v. Ride, Inc. et al., Civil Action No. C97-0402Z. A second lawsuit was filed against the same parties on April 9, 1997 by two shareholders in the same court under Taylor et al. v. Ride, Inc. et al., Civil Action No. C97-560Z. Identical except for the named plaintiffs and facts specific to each, the lawsuits allege violations of certain federal securities laws and state laws, and purport to seek damages on behalf of a class of shareholders who purchased the Company's common stock during the period August 10, 1995 through December 30, 1996. The lawsuits have been consolidated under Civil Action No. C97-0402 WD and plaintiffs in the Murray action have been appointed Lead Plaintiffs under applicable statutory provisions. On October 6, 1997, the Company filed a Motion to Dismiss the consolidated claims. The Motion is pending as additional pleadings related to the Motion are filed with the Court.

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

      10.35      Business Loan Agreement, dated June 30, 1997, by and between
                 Ride, Inc. and U.S. Bank of Washington, N.A.

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

                 Ride, Inc. and Timothy G. Pogue (23)

      10.70      Letter agreement, dated December 6, 1996, by and between Ride,
                 Inc. and Straight Line Water Sports, Inc. (23)

      10.71      Letter agreement, dated December 12, 1996, by and between Ride,
                 Inc. and Straight Line Water Sports, Inc. (23)

      10.72* Financial Advisory Agreement, dated January 15, 1997, by and between Ride, Inc. and Roger Madison, Jr. (24)

      10.73      Asset Purchase Agreement, dated  July 15, 1997, by and between
                 Ride, Inc. and Galena Creek Trading Company, Inc. (dba Smiley
                 Hats)

      11.1      Computation of earnings per share

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



           RIDE, INC.
       -----------------------------------
           (Registrant)




Dated:   November 13, 1997               By  /s/ Robert E. Hall
                                             -----------------------------------
                                             Robert E. Hall
                                             President and Chief Executive
                                                Officer





Dated:   November 13, 1997               By  /s/  G. Scott Stewart
                                             -----------------------------------
                                             G. Scott Stewart
                                             Chief Financial Officer

                                  EXHIBIT INDEX


                                                                                     Manual
Exhibit No.    Description                                                          Page No.
-----------    -----------                                                          --------
   10.35       Business Loan Agreement, dated June 30, 1997, by and between Ride,
               Inc. and U.S. Bank of Washington, N.A.

   10.73       Asset Purchase Agreement, dated  July 15, 1997, by and between
               Ride, Inc. and Galena Creek Trading Company, Inc. (dba Smiley
               Hats)

   11.1        Computation of earnings per share

   27.1        Financial data schedule