Form 10-K
period 1997-12-31
RIDE INC
filed 1998-03-13
CIK 917734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-13042

                                       RIDE, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          WASHINGTON                                     91-1571027
--------------------------------            ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

    8160 304TH AVENUE SOUTHEAST
        PRESTON, WASHINGTON                                     98050
----------------------------------------                ------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (425) 222-6015

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
        COMMON STOCK                            NASDAQ NATIONAL MARKET

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 9, 1998, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was $25,984,077 based on the closing sale price of the registrant's Common Stock on the Nasdaq Stock Market.

    As of March 9, 1998, the number of shares of the registrant's Common Stock outstanding was 12,136,035.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) PORTIONS OF THE REGISTRANT'S DEFINITIVE 1998 PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

Items 1,2,3 and 7 of this Form 10-K contain forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Factors that could cause such future events or actual results to differ include, but are not limited to, those set forth in "Item 1. Business -- Risk Factors" below.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Ride, Inc. (the "Company") is a leading designer, manufacturer and marketer of contemporary sporting goods equipment and apparel for snowboard and wakeboard consumers. The Company markets its equipment and apparel throughout the world under multiple brands specifically targeted to serve certain price points, product lines and distribution channels.

The Company was founded in September 1992 and acts as a holding company for the following subsidiaries: Ride Snowboard Company ("Ride Snowboards"), Ride Manufacturing, Inc. ("Ride Manufacturing"), Ride Canada, Inc. ("Ride Canada"), SMP Clothing, Inc. ("SMP"), Smiley Hats, Inc. ("Smiley"), and Carve, Inc. d/b/a US2 Sports ("US2"). The Company acquired C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (collectively, "CAS") in August 1994. The Company acquired Ride Manufacturing and 5150 Snowboards, Inc. ("5150") and SMP in September and October 1995, respectively. The Company later merged 5150 with and into Ride Snowboards. In October 1996, the Company transferred certain of its assets and liabilities of the CAS business to Ride Canada and Ride Snowboards, and sold the CAS entities. In June 1997, the Company acquired substantially all of the assets (except cash and accounts receivable) and liabilities of Device Mfg Corp. ("Device") and transferred those assets and liabilities to Ride Snowboards. In July 1997, the Company purchased substantially all of the assets of Galena Creek Trading Company, Inc., d/b/a Smiley Hats, and transferred those assets to Smiley Hats, Inc., a newly-formed corporation. Finally, in December 1997, the Company acquired US2 Sports Group, Inc. d/b/a FullTilt Wakeboards, through a merger of that company with and into Carve, Inc., a newly-formed corporation.

Ride Snowboards sells premium to mid-range snowboards and related products primarily through specialty snowboard and ski shops. Ride Manufacturing is a manufacturer of premium snowboards principally for Ride Snowboards and, to a lessor extent, a limited number of other snowboard companies on an OEM basis. SMP designs and manufactures snowboard, surf, skate, motocross and street apparel which is sold primarily through specialty shops. Ride Canada acts as the Company's Canadian distributor. Smiley designs and manufactures premium head and neck wear for the winter sports industry and its products are sold through specialty shops. US2 designs, manufactures and distributes wakeboards, wakeboard bindings and accessories under the "FullTilt" and "Sub Rosa" brand names through sporting goods, marine and specialty retailers. Until its disposition in October 1996, CAS marketed entry-level snowboards and related products under various brand names and on a private label basis, primarily to regional sporting goods stores and large-format sporting goods retailers. In addition, CAS sold snowboards and related products on an OEM basis to other snowboard companies and bought excess snowboard and sporting goods inventories from manufacturers and sold such products to retailers throughout the world. The OEM and excess inventory portions of the CAS business were sold in October 1996 while the branded and private label portions of the business were retained by the Company and are being operated as the Company's Special Products Group ("SPG").

In 1998, the Company began operating under the d/b/a "Ride Sports" to reflect the expanded scope of sporting goods products currently offered by the Company for outdoor sports enthusiasts.

INDUSTRY BACKGROUND

Snowboarding
Tracing its roots to surfing and skateboarding, snowboarding was invented in the late 1970's. The first products available were unsophisticated in design and were made almost entirely by small "backyard" manufacturers. In the early 1990's, snowboard design advanced to higher performance standards and the sport began to attract broader demographic participation.

The majority of snowboarders continue to be young males, however, the sport is growing in popularity among females and older sports enthusiasts, especially downhill skiers. The sport is now welcome and promoted at nearly all of the ski areas worldwide. Snowboarding recently made its debut with four full medal events at the 1998 Winter Olympic Games in Nagano, Japan.

The Company believes that the growth of snowboarding is attributable in large part to advantages that the sport holds over alpine skiing. Many people find that snowboarding not only is more natural and easier to learn than alpine skiing, but also provides a greater degree of excitement over more diverse terrain. For many, snowboarding equipment is also less cumbersome and more comfortable than alpine ski equipment; poles are unnecessary and the boots are softer and lighter than ski boots. Moreover, recent design improvements are making step-in snowboard bindings a more attractive option for crossover skiers and others seeking the functionality and ease of use of alpine ski step-in products.

The Company believes the snowboard industry is dominated by approximately seven major competitors, including one industry market share leader, three predominantly snowboard-related companies, including Ride, and three ski manufacturers. The remainder of the market is highly fragmented among scores of competitors. The Company believes that recent acquisitions of smaller brands by larger competitors represents a broader consolidation trend in the industry as weaker brands are either absorbed by larger companies or cease business operations.

Industry data shows continued growth in snowboard participation. The Company believes that similar growth continues in the European and Japanese markets. However, the Company believes sales at the wholesale level in the 1995 and 1996 winter seasons outpaced retail growth and that there remains an oversupply of product at the retail level. While the Company believes that this oversupply of product is declining, this condition persists to the greatest degree in the Japanese market. The Company anticipates current oversupply conditions may continue to adversely affect worldwide wholesale sales growth opportunities in the 1998-1999 season. See "--Risk Factors -- Industry-wide Oversupply of Snowboard Products; Goodwill Writedown; Excess Inventory."

Wakeboarding

The Company believes that the relatively new sport of wakeboarding shares many functional and demographic characteristics with snowboarding and snowboarders. In function, wakeboarding is comparable to waterskiing in the same manner that snowboarding is comparable to alpine skiing. Appealing predominantly to young outdoor enthusiasts, wakeboard riders are typically pulled behind a power boat or personal water craft and perform aerial tricks and other maneuvers on the wake of the towing vessel for recreational or competitive purposes. While the current market for wakeboards is relatively small in comparison to snowboarding, the Company believes that the sport is growing in popularity. The Company believes the wakeboard market is dominated by a single competitor while four or five other competitors, including the Company, share a smaller but growing segment of the market, with the balance divided among twenty to thirty smaller companies. With relatively low barriers to entry, the Company expects there to be additional entrants into the market in the short term similar to what occurred in the snowboard industry.

OPERATING STRATEGY

The Company's operating strategy is to creatively market high quality, technologically innovative contemporary sports products and extend its position in the sporting goods equipment market into the apparel marketplace.

Brand Marketing of Sporting Goods Equipment: Ride uses a multiple brand strategy to serve the product needs, price points and demographics of its diverse consumer base. The "Ride" brand is specifically positioned to appeal to a broad range of snowboard enthusiasts at mid to higher price points; "5150" is targeted at the Company's more aggressive counterculture snowboard consumers; "Liquid" produces entry level products at moderate price points; and "FullTilt" and "Sub Rosa" serve the wakeboard and wakeboard binding markets.

Technology Based Products: The Company utilizes its in-house production capabilities at Ride Manufacturing, an extensive engineering staff and its team of world-class professional snowboarders and wakeboarders to develop high-performance snowboard and wakeboard equipment incorporating the most advanced technologies currently available. The Company believes that the products designed by these professional athletes, with production and management oversight provided by Company engineers, gives its snowboard brands competitive advantages in the consumer marketplace. This strategy was rewarded in 1997 with snowboardingonline's first ever product review in which the Company's "Ride" Timeless and Jeff Brushie snowboards were selected as the best in their respective product categories.

Expansion into Apparel: The Company seeks to broaden its revenue base by marketing accessories and softgoods specifically targeted to snowbaord and wakeboard enthusiasts. The Ride Snowboard Apparel brand is targeted at the high end snowboard enthusiast who requires extensive technical features such as waterproof breathable fabrics. The "SMP" brand, originating in Southern California, is marketed to the Company's more fashion oriented motocross, snow, skate and wakeboard consumers. The Company intends to expand the recognition of its equipment brands with accessories such as backpacks, snowboard bags, gloves and hats. Recently acquired Smiley produces high-quality head and neck-wear for winter sports enthusiasts, further increasing the Company's presence in the winter sports accessories marketplace.

PRODUCTS

Snowboard Equipment

 "Ride"

The "Ride" brand is designed for high performance, capitalizes on the Company's most advanced technologies and has historically been positioned towards the higher price points in the snowboard market. In 1997, the Company began offering moderate price point products under the "Ride" brand to target entry and intermediate level consumers, thus expanding recognition of the Ride brand name. Designed to connect the snowboarder to the snowboard, the "Ride" product line includes both traditional "strap" snowboard bindings and boots and a complete line of "Device-compatible step-in" snowboard bindings and boots. Included in the Company's products for the first time in 1997, step-in snowboard bindings provide an increased level of convenience by allowing the user to simply step-in to the binding to connect themselves to the snowboard as opposed to sitting down in the snow to "strap-in" to traditional snowboard bindings. In order to maximize the strength and positioning of the "Ride" product series, the Company merged its "Preston" high end strap-in bindings into the "Ride" product line for 1998. The mounting features of all of the Company's bindings are compatible with the Company's snowboards and those offered by virtually all competitors.

The "Ride" product line currently includes 44 sizes of snowboards within nine board series with suggested retail prices ranging from $300 to $500, 4 models of traditional "strap" snowboard bindings with suggested retail prices ranging from $110 to $170, seven models of "Device-compatible-step-in" snowboard bindings with suggested retail prices from $120 to $185 and 14 and 16 models, respectively, of "Device-compatible-step-in" and traditional snowboard boots with suggested retail prices ranging from $130 to $270.

"5150"

Incorporating many of the technologies available under the "Ride" brand, the "5150" brand is targeted at the counter-culture niche of the snowboarding market. The "5150" product line currently includes 15 sizes of snowboards within four board series with suggested retail prices ranging from $330 to $430, two models of "Device-compatible-step-in" snowboard bindings with suggested retail prices from $125 to $160 and five models of "Device-compatible-step-in" snowboard boots with suggested retail prices ranging from $140 to $125.

"Liquid."

The "Liquid" product line managed by the Company's Special Products Group and is aimed at entry level snowboarders who require quality products at a competitive price. The line currently includes 28 sizes of snowboards within seven board series with suggested retail prices ranging from $230 to $300, three models of traditional "strap" snowboard bindings with suggested retail prices ranging from $60 to $100, one model of "Device-compatible-step-in" snowboard bindings with a suggested retail price of $120 and one and four models, respectively, of "Device-compatible-step-in" and traditional snowboard boots with suggested retail prices ranging from $80 to $140.

Apparel

The Company believes that clothing is an important element of the snowboarding subculture and that the demand for snowboarding apparel will grow with the popularity of the sport. In addition, snowboard apparel has crossed over into everyday fashion, thereby increasing the potential market for the Company's apparel products.

The Company has developed and introduced in 1998 a new line of technical snowboard outerwear and apres snowboard apparel under the "Ride Snowboard Apparel" brand name. Previously produced under the "Cappel" brand name, this product line extends the "Ride" brand's reputation for equipment quality and performance to the snowboard apparel market. "Ride" brand apparel is intended for the consumer who desires technology and function in his or her snowboard clothing. Retail value for outerwear ranges from $90 for an entry level pair of pants to $270 for the line's full featured waterproof, breathable parka.

Developed by San Diego-based SMP Clothing, the "SMP" product line includes clothing and accessory items used in snowboarding, surfing, skateboarding, and motocross, as well as pants, shirts, sweaters and other street and beach wear. SMP apparel is targeted at a more fashion conscious consumer desirous of technically advanced features with retail prices ranging from $15 for fashion T-shirts to $240 for a high-end snowboard jacket.

Accessories

The Company offers a variety of snow and wakeboarding accessories, including snowshoes, gloves, bags, packs, hats and caps under the "Ride," "5150," "Liquid,", "SMP, "FullTilt" and "Smiley" brands. The Company's subsidiary, Smiley, offers high quality head and neck wear for wintersports enthusiasts ranging from basic wool hats to alternative synthetic fleece hats and headbands. Smiley's products generally retail for $10 to $40. The Company also offers a line of "Slim" snowboard tools for adjustment of snowboard bindings and maintenance during use.

Wakeboards and Wakeboard Bindings

The Company's December 1997 acquisition of US2 Sports Group extended the Company's product line to wakeboards and wakeboard bindings. The Company offers 15 models of wakeboards under the "FullTilt" brand with suggested retail prices ranging from $270 to $700 and five models of wakeboard bindings under the "Sub Rosa" brand with suggested retail prices ranging from $100 to $280. These products are distributed through specialty retailers, marine dealerships and large format sporting goods chains. The Company expects to further enhance the technological features of its wakeboard products as it moves wakeboard production to its state-of-the-art Ride Manufacturing facility in Corona, California.

The following table sets forth the contribution to net sales (in thousands and as a percentage of net sales) attributable to each of the Company's product groups for the year ended December 31, 1997.

              Snowboards ............................       $12,520   34%
              Bindings...............................         8,287   23%
              Boots..................................         3,714   10%
              Skate, wake and other..................           971    3%
                                                       ------------------
              Total hard goods.......................        25,492   70%

              Apparel................................         8,387   23%
              Accessories............................         2,596    7%
                                                       ------------------
              Total soft goods.......................        10,983   30%
                                                       ------------------
              Net sales..............................       $36,475  100%
                                                       ==================

TIERED DISTRIBUTION STRATEGY

The Company's worldwide distribution strategy is centered around a policy of limited distribution and market segmentation. Although the Company believes that more rapid sales growth might be achieved in the short term by selling all brands across all distribution channels, the Company believes that continued growth and brand loyalty can be best achieved by selling each of the Company's brands primarily through those retailers that best serve the market segment to which the particular brand is targeted.

North America

The Company distributes its branded products to retailers through its independent sales representatives and a limited number of employee sales representatives. The following table details the Company's tiered distribution strategy for each of its brands:

                                                       Primary Retail Outlets
                                   ---------------------------------------------------------
                                                       Regional Sporting      Large-Format
                                    Specialty Snow,    Goods and Apparel     Sporting Goods
                                     and Ski Shops           Chains            Retailers
                                   -----------------   -----------------   -----------------
Snowboard Equipment & Accessories     Ride, 5150 &       Ride & Liquid           Liquid
                                         Smiley

Apparel                                Ride & SMP             SMP

The three main retail channels of distribution for the Company's branded products in North America are defined as follows:

Specialty Snowboard and Ski Shops. These retailers generally operate one to three relatively small sized shops specifically targeted at the core of their respective markets. Providing the highest amount of customer service and significantly influencing the purchasing decisions of consumers, they tend to cater to experienced snowboarders, a majority of whom are repeat buyers, as well as intermediate snowboarders, cross-over skiers and other winter sports enthusiasts. These retailers primarily sell the Company's premium and mid-priced snowboards, including "Ride," and "5150" snowboards, bindings, boots and accessories and "Ride Snowboard Apparel" and "SMP".

Regional Sporting Goods Stores and Apparel Chains. These retailers typically have 10 or more large to moderate size stores within a large geographical area, target their product lines at specific sport sectors and generally appeal to intermediate and novice sports enthusiasts. Accordingly, they offer trained sport specific sales assistance for their customers at the moderate to upper price points. These stores primarily sell the Company's "Ride" and "Liquid" product lines. The Company's "SMP" brand is widely distributed through this channel by multiple location young men's apparel chains typically found in most major shopping malls.

Large-Format Sporting Goods Retailers. These retailers sell primarily to first-time and price-sensitive buyers. Offering the broadest range of sporting goods equipment, these stores maximize volume based on providing price point products and offer a modest amount of sales and service support for their customers. These retailers typically carry the Company's "Liquid" product line.

International

The Company has historically generated the largest portion of its international revenues in the Japanese marketplace through sales of its "Ride", "5150", and "SMP" brands to independent distributors who, in turn, sell these product lines to Japanese retailers. Due to the oversupply of snowboard equipment in the Japanese marketplace, the Company determined that its ability to maintain market share and control its "Ride" brand image is directly related to the level of control the Company has over its distribution channels in that marketplace. During 1997, the Company implemented a two-tiered distribution strategy in Japan for the "Ride" brand whereby it sells directly to the top retailers in that market and distributes to specialty retailers through a subdistributor.

Throughout the rest of the world, the Company sells to independent distributors who in turn market and sell its products to retailers in their respective markets, except in France, where the Company sells directly to retailers. The Company works closely with its international distributors to ensure that its policies of limited distribution and market segmentation are followed worldwide. SPG distributes its products worldwide through its in-house sales force.

The Company's North American and export sales (in thousands) are set forth below for the year ended December 31, 1997. No customer accounted for more than 10% of sales in 1997. See "--Risk Factors--Risks of International Business."

               North America......................           $24,907   68%
               Japan..............................             7,989   22%
               Europe and other...................             3,579   10%
                                                            --------------
               Net sales..........................           $36,475  100%
                                                            ==============

INNOVATIVE PRODUCT DESIGNS

A key component of the Company's progressive image and operating strategy is its commitment to be the industry leader in technologically innovative product design. Unlike many other snowboard companies, which rely largely on third-party design technicians and engineers, the Company uses its in-house product development team in collaboration with the Company's team riders to develop high-performance products that incorporate the most advanced snowboarding technology. The Company continues advances in the use of light weight, durable materials in the construction of its snowboards. For the 1998/1999 snowboard product line, the Company has introduced several new construction styles, including the "Concept" board, designed especially for freestyle riding, which is lighter than any board the Company has produced to date, and the "Enigma" board that incorporates an innovative variable angle cap. The Company intends to apply this same approach to wakeboard development in 1998. The Company pioneered the use of lightweight and durable aircraft-grade aluminum in traditional "strap-in" snowboard bindings. Research and development expenses totaled approximately $217,000, $417,000 and $338,000 in 1995, 1996 and 1997,
respectively. The Company expects to spend comparable amounts in 1998 as it did in 1997 on research and development efforts for snowboard equipment and apparel while increasing its expenditures on wakeboards and wakeboard bindings.

IN-HOUSE MANUFACTURING CAPABILITY

The Company's September 1995 acquisition of Ride Manufacturing significantly expanded its snowboard development, production and quality assurance capabilities. To date, the Company has been able to lower its snowboard production costs, reduce reliance on outside suppliers and enhance product development efforts. In 1997, approximately 80% of the Company's branded snowboards were produced in this facility. The Company's anticipates producing virtually all of its snowboards in this factory during 1998. In 1997, the Company devoted the majority of the Ride Manufacturing production efforts toward construction of "Ride," "5150" and "Liquid" brand snowboards. The Company expects a similar production mix in 1998 with the addition of a limited number of OEM snowboards. The Company also expects to begin moving the "FullTilt" wakeboard production to the factory in April 1998. The Company anticipates that this production shift will consume production time and capacity in the fall and early winter months when the factory would otherwise be idle due to the seasonality of snowboard production. See "-- Risk Factors -- Manufacturing."

MARKETING

The Company has established its flagship "Ride" brand name as an aggressive, technologically advanced brand on the leading edge of snowboarding. The Company has established different brands for other target markets and seeks to increase consumer awareness of these brands without jeopardizing the "Ride" brand image. An important element of this strategy are the Company's "Ride," "5150," "SMP," and "FullTilt" professional snowboard and wakeboard riders, who are prominently featured in the Company's print advertising in leading industry magazines and several "underground" snow/surf/skate/wakeboard publications. Participating in their respective sports approximately 250 days a year, the Company's professional teams provide significant brand exposure through photographic and editorial coverage in major industry magazines and at organized events. The Company also sponsors top local riders in various markets with free products. Additionally, the Company's product demo program, "Ride More Talk Less," provides trial rides to customers and potential customers at ski areas around the country through the Company's five demo vans. The Company has also increased its efforts to bring industry media attention to the technological features of its products through Company-sponsored tours of its state-of-the-art Ride Manufacturing factory and on-hill demonstration events. The Company now employs a public relations firm to further enhance the Company's exposure in important industry media and events. These programs are each designed to improve the visibility of the Company's products while enhancing the high-performance reputation of the "Ride," "5150," and "FullTilt" brands. The Company also markets its products through regular attendance at industry trade shows.

SUPPLIERS

In 1997, the Company sourced all of its strap-in snowboard bindings from the Taiwan-based Snowboard Factory, Inc. ("SFI"). The Company intends to expand this relationship in 1998 by transferring all of its "Device-compatible-step-in" binding production to this supplier in order to capitalize on lower product cost opportunities available in the Far East. The Company's apparel, boot and accessory products will continue to be sourced through a variety of U.S. and foreign manufacturers.

In 1997, Pale Ski & Sport GmbH & Co. KG of Austria ("Pale") was the Company's largest third-party manufacturer of snowboards, producing approximately 14% of its snowboards, down from 34% in 1996. For 1998, the Company anticipates further reducing its external sourcing of snowboards from Pale and other third party manufacturers.

The Company generally does not have contracts with its manufacturing sources and competes with other companies for the production capacity of certain manufacturers. Although the Company believes that it has established close relationships with its principal manufacturing sources, its future success may depend on its ability to maintain such relationships. If the Company's relationship with any of its binding, boot, apparel or other product manufacturers were interrupted, the Company could find it difficult to locate another source with sufficient production capacity to meet the Company's short-term needs, and the Company could miss the retailing season for that product. The establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, and the Company is unable to predict whether such relationships would be on terms that the Company regards as satisfactory. Should an unexpected change in binding, boot, apparel or other product suppliers become necessary, the Company would likely experience increased costs, as well as a substantial disruption and a potential loss of sales. In addition, from time to time manufacturers in the snowboard industry have experienced shortages and, in some cases, price increases in certain raw materials, and such shortages or price increases may recur. At times, the Company has also experienced delays in the receipt of products from its suppliers as a result of shortages in raw materials, including fiberglass and P-Tex. Although the Company believes that it is well-positioned to minimize the impact of raw material shortages and delays in supplier shipments, such shortages and delays could have a material adverse affect on the Company's business, financial condition and results of operations. See "-- Risk Factors -- Dependence on Outside Manufacturers."

COMPETITION

Both the snowboarding and wakeboarding businesses are highly competitive and have relatively few technological or manufacturing barriers to entry. The Company's technology is generally not proprietary. The Company competes with a number of established manufacturers and distributors whose brand names enjoy recognition that exceeds that of the Company's brand names. In all its product categories, the Company competes with numerous manufacturers and distributors that have significantly greater financial, distribution, advertising and marketing resources than the Company. There can be no assurance that the Company will continue to compete successfully in the future. Moreover, the current industry oversupply position, future events affecting the Company or its competitors, consumer buying patterns, the introduction of new products by the Company or its competitors, weather patterns that may affect the demand for the Company's products, product supply fluctuations in the Company's markets, regulations affecting the Company's products, the financial condition of the Company's suppliers and the entry of additional competitors in the Company's markets, among other factors, could result in insufficient or excess inventory levels, missed market opportunities or higher markdowns, any of which could have a material adverse effect on the Company's financial condition and results of operations. See "-- Risk Factors -- Competition."

LICENSING

The Company is currently licensing its recently acquired "Device Compatible-step-in" snowboard binding technology to another competitor in the snowboard boot market and anticipates licensing this technology to additional snowboard boot makers in the future. The Company expects that these licensing arrangements will increase the market penetration of its "Device Compatible" snowboard boot and binding system in North America, Europe and Japan. The Company is also licensing its "Liquid" brand name for worldwide apparel distribution and the "SMP" brand for distribution in specific regions outside the United States.

INTELLECTUAL PROPERTY

The Company aggressively seeks to protect its intellectual property rights such as trademarks, product designs and new concepts. These rights are protected through trademark registrations, the maintenance of trade secrets, the development of trade dress and, when necessary, appropriate action against those who are, in the Company's opinion, unfairly competing. In addition, the Company is seeking and, when appropriate, will continue to seek patent protection for product function and design innovations.

The Company has applied for or been granted trademark registration in the United States and certain foreign jurisdictions for "Ride," "Liquid," "5150," "Preston," "Cappel," "SMP," "Device," "Smiley," "FullTilt," and "Sub Rosa" as well as certain associated logos. The Company also claims rights to the foregoing and to various other trademarks arising out of use of such marks. Although the Company believes these rights are enforceable, there can be no assurance that any of these trademarks are enforceable or that the Company is otherwise capable of protecting the goodwill associated with them. The Company believes that the failure to protect its trademarks could have a material adverse effect on the Company's business. See "-- Risk Factors -- Limited Protection of Technology;" "Item 3. Legal Proceedings."

RECENT DEVELOPMENTS

The Company's net sales for 1997 were substantially and negatively impacted by soft market conditions throughout the industry due to an oversupply of snowboard products. Adjusting for the sale of the CAS entities in October 1996, the Company's sales declined by $23.9 million or 40% in 1997 from 1996. The Company believes the oversupply of snowboard products was a result of new entrants to the industry and supplier overproduction in 1995 and 1996. The oversupply of product in the market place has made it more difficult for the Company to sell new product, has put pressure on the Company to lower prices especially on lower-end products, and has made it possible for retailers to receive more favorable ordering terms. These changes in current market conditions resulted in under-utilization of the Company's production capacity and infrastructure. Based upon this evaluation, the Company determined that the $13.9 million of goodwill associated with its acquisitions of CAS, SMP and Ride Manufacturing was impaired and wrote it down by $8.6 million. The Company's estimates of the discounted cash flows expected to be generated from these entities indicate that the remaining carrying amounts are expected to be recovered. However, it is possible that the current industry oversupply of snowboard products may be a sign of a permanent demand shift and that the estimated future cash flows may decline in the future resulting in the need to write down the goodwill associated with these assets further. To the extent any writedowns were substantial, they could have a material adverse effect on the Company's results of operations. See "-- Risk Factors -- Industry-wide Oversupply of Snowboard Products; Goodwill Writedown; Excess Inventory."

EMPLOYEES

As of March 1, 1998, the Company had 277 full-time (including seasonal) employees. None of the Company's employees are subject to a collective bargaining agreement. The Company considers its employee relations to be good.

RISK FACTORS

In evaluating the Company's business, careful consideration should be given to the following factors in addition to the other information presented in this Annual Report on Form 10-K:

Competition. The snowboarding and wakeboarding businesses are highly competitive and have relatively few technological or manufacturing barriers to entry. The Company's technology is generally not proprietary. The Company competes with a number of established manufacturers and distributors whose brand names enjoy recognition that exceeds that of the Company's brand names. In all its product categories, the Company competes with numerous manufacturers and distributors that have significantly greater financial, distribution, advertising and marketing resources than the Company. There can be no assurance that the Company will continue to compete successfully in the future. Moreover, the current industry oversupply position, future events affecting the Company or its competitors, consumer buying patterns, the introduction of new products by the Company or its competitors, weather patterns that may affect the demand for the Company's products, product supply fluctuations in the Company's markets, regulations affecting the Company's products, the financial condition of the Company's suppliers and the entry of additional competitors in the Company's markets, among other factors, could result in insufficient or excess inventory levels, missed market opportunities or higher markdowns, any of which could have a material adverse effect on the Company's financial condition and results of operations.

Industry-wide Oversupply of Snowboard Products; Goodwill Writedown; Excess Inventory. The Company's net sales for 1997 were substantially and negatively impacted by soft market conditions throughout the industry due to an oversupply of snowboard products. Adjusting for the sale of the CAS entities in October 1996, the Company's sales declined by $23.9 million or 40% in 1997 from 1996. The Company believes the oversupply of snowboard products was a result of new entrants to the industry and supplier overproduction in 1995 and 1996. The oversupply of product in the market place has made it more difficult for the Company to sell new product, has put pressure on the Company to lower prices especially on lower-end products, and has made it possible for retailers to receive more favorable ordering terms. These changes in current market conditions resulted in under-utilization of the Company's production capacity and infrastructure. Based upon this evaluation, the Company determined that the $13.9 million of goodwill associated with its acquisitions of CAS, SMP and Ride Manufacturing was impaired and wrote it down by $8.6 million. The Company's estimates of the discounted cash flows expected to be generated from these entities indicate that the remaining carrying amounts are expected to be recovered. However, it is possible that the current industry oversupply of snowboard products may be a sign of a permanent demand shift and that the estimated future cash flows may decline in the future resulting in the need to write down the goodwill associated with these assets further. To the extent any writedowns were substantial, they could have a material adverse effect on the Company's results of operations. In addition, the Company believes that there is potential for oversupply in the wakeboard industry, which could cause issues for the Company similar to those that it has experienced in the snowboard area. During 1997, the Company sold a significant amount of 1996 close-out products (both hard goods and soft goods) at reduced prices primarily through its normal distribution channels. In addition, the Company continues to carry quantities of this older product on its books with appropriate obsolescence reserves. The sale of this excess product could negatively effect the Company's ability to sell new product into these same distribution channels which could have a material adverse impact on the Company's future operating results and financial position.

Liquidity; Dependence on Line of Credit. The Company operates a seasonal business and generates the majority of its sales in the third and fourth quarters. In order to manufacture product during the remainder of the year, the Company has a revolving line of credit arrangement with a bank to finance import letters of credit and working capital needs. The maximum amount available under the line was $5.5 million prior to January 31, 1998, is $2.0 million through March 31, 1998, and $8.0 million through June 30, 1998. At December 31, 1997 the Company had approximately $740,000 in outstanding import letters of credit and direct advances of approximately $ 2.0 million drawn against the line. The line of credit expires June 30, 1998 and contains certain operating covenants, including financial ratios, working capital restrictions and restrictions on the payment of dividends on the Company's Common Stock. There can be no assurance that the Company will be able to renew its line of credit on favorable terms or at all. To the extent that the Company is unable to renew its line of credit in June 1998, the Company will seek other sources of working capital financing including, but not limited to, other bank lines of credit, asset-based borrowing, long-term debt or additional equity. There can be no assurance that such alternative sources of working capital will be available on favorable terms or at all. The Company's inability to successfully renew or replace its line of credit could have a material adverse impact on the Company's financial condition and could result in a substantial reduction in the scope of the Company's business.


Issuance of Preferred Stock; Dilution. The Company's Restated Articles of Incorporation authorize the issuance of 10,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. In December 1997, the Company issued 3,000 shares of Series B 5% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") to a single institutional investor. Portions of the Series B Preferred Stock may by converted into the Company's Common Stock beginning in March 1998. All of the Series B Preferred Stock converts automatically in December 2000. Subject to certain adjustments, the Series B Preferred Stock converts to Common Stock at the lesser of $2.68 per share or 90% of the market price (as defined) of the Common Stock at the time of the conversion. As of March 12, 1998, approximately 1,626,000 shares of Common Stock would have been issuable upon conversion of all of the Series B Preferred Stock. Accounting rules require that the 10% discount-from-market-price feature of the Series B Preferred Stock's conversion price be accounted for as a preferred stock dividend. The dividend is required to be included in the Company's earnings per share computations over the period from the date of issuance through the date the security is first convertible. The Company has therefore included a $30,000 preferred stock dividend in its net loss per share calculations for the year ended December 31, 1997 and will include an additional $270,000 preferred stock dividend in its net income (loss) per share for the quarter ending March 31, 1998 and the year ending December 31, 1998.


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

Legal Proceedings. In March 1997, a shareholder filed a lawsuit against the Company and four of its current or former officers and directors, styled Murray
v. Ride, Inc. et al. The lawsuit alleges violations of certain federal securities laws and state laws, and purports to seek unspecified monetary damages on behalf of a class of shareholders who purchased the Company's common stock during the period of August 10, 1995 through December 30, 1996. The Company intends to defend itself vigorously, however, there can be no assurance the Company will be successful in its defense against the action. An award of monetary damages against the Company in excess of applicable insurance, if any, the expenditure of significant sums in the defense thereof or diversion of management's attention from other business concerns, could each have a material adverse effect on the Company's financial condition and results of operations. The Company is also engaged in legal proceedings against Switch Manufacturing, Inc. alleging patent infringement and seeking monetary damages. While the Company intends to vigorously prosecute the lawsuit, there can be no assurance that the Company will prevail in the action. The expenditure of significant sums in the prosecution of the action could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company believes that controlling its channels of distribution is critical to maintaining the premium image of its brands. While the Company can control the initial wholesale distribution of its products, it has limited ability to monitor or control the resale of its products through alternative channels. Failure to adequately control distribution of its products could have an adverse effect on its brand image and sales which in turn could have a material impact on the Company's financial position and results of operations. In addition, supply and demand imbalances in the snowboard industry could also have a material adverse effect on the Company's growth prospects, financial condition and results of operations. The Company believes that its future success will depend, among other things, on its ability to introduce innovative, well-received products, and there can be no assurance of its ability to do so. In addition, a major innovation by one or more of the Company's competitors could have a negative effect on the sales of one or more of the Company's product lines or brands.

Acquisition-Related Risks; Ability to Manage Change. During 1997 the Company completed three acquisitions. In June, the Company purchased substantially all of the assets (except cash and accounts receivable) and the liabilities of Device Mfg Corp., a manufacturer of step-in snowboard bindings. In July, the Company purchased substantially all of the assets of Galena Creek Trading Company, Inc. (dba Smiley Hats), a manufacturer of winter head and neckwear.
In December, the Company purchased the stock of US2 Sports Group, Inc., a manufacturer of wakeboards and related products. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. Acquisitions also place considerable demands on existing financial and management control systems. Acquired operations entail transition of key systems, establishment of new systems and often require improvement, upgrade or replacement of existing financial and management control systems. Failure to adequately absorb acquired operations into the Company's systems or difficulties encountered during such improvements and upgrades could adversely affect the Company's financial condition and results of operations. The Company may, when and if the opportunity arises, acquire other businesses. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expense related to goodwill and other tangible assets, all of which could materially adversely affect the Company's financial condition and results of operations.

Dependence on Outside Manufacturers. Many of the Company's products are manufactured by outside suppliers. In 1997, the Company sourced its entire line of "Ride," "Liquid" and "Slim" bindings from Taiwan-based Snowboard Factory, Inc. The Company intends to expand this relationship in 1998 by transferring its "Device-compatible" step-in binding production to this supplier. In addition, all of the Company's snowboard boots and the majority of its apparel are manufactured to the Company's specifications by independent contractors. The Company generally does not have contracts with its manufacturing sources and competes with other companies for the production capacity of certain manufacturers. Although the Company believes that it has established close relationships with its principal manufacturing sources, its future success may depend on its ability to maintain such relationships. If the Company's relationship with any of its binding, boot, apparel or other product manufacturers were interrupted, the Company could find it difficult to locate another source with sufficient production capacity to meet the Company's short-term needs, and the Company could miss the retailing season for that product. The establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, and the Company is unable to predict whether such relationships would be on terms that the Company regards as satisfactory. Should an unexpected change in binding, boot, apparel or other product suppliers become necessary, the Company would likely experience increased costs, as well as a substantial disruption and a potential loss of sales. In addition, from time to time manufacturers in the snowboard industry have experienced shortages and, in some cases, price increases in certain raw materials, and such shortages or price increases may recur. At times, the Company has also experienced delays in the receipt of products from its suppliers as a result of shortages in raw materials, including fiberglass and P-Tex. Although the Company believes that it is well-positioned to minimize the impact of raw material shortages and delays in supplier shipments, such shortages and delays could have a material adverse affect on the Company's business, financial condition and results of operations.

Risks of International Business. In 1997, approximately 32% of the Company's sales were outside of North America. The Company's business is subject to the risks generally associated with doing business internationally, such as fluctuations in exchange rates, foreign governmental regulation, product distribution patterns and changes in economic conditions. These factors, among others, could influence the Company's ability to sell its products in international markets, as well as its ability to procure products or components. The Company purchases many of its products and components from sources outside of the United States, with purchase prices often denominated in foreign currencies. From time to time, the Company enters into foreign currency forward contracts to either buy or sell foreign currencies at future dates in order to minimize currency risk. Despite this hedging program, unanticipated or long-term changes in the value of the U.S. dollar relative to that of certain foreign currencies could have a material adverse effect on the Company's results of operations through either higher product costs or reduced export sales prices and/or export sales volumes. The Company is also subject to Risks inherent in hedging programs and in 1997 and 1996 the Company recognized losses on foreign currency contracts totalling $17,000 and $160,000, respectively. In addition, the Company's business is subject to the risks associated with the imposition of legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions or retaliatory actions on imports to the United States and other countries in which the Company's products are sold or manufactured. The Company cannot predict whether the foregoing legislation and regulation will be imposed by the United States or other countries, nor can it predict what effect such imposition would have on its business or results of operations.

Seasonality; Fluctuations in Quarterly Operating Results. Because snowboarding is traditionally a winter sport and the Company's sales are concentrated in the northern hemisphere, sales of the Company's products predominantly occur in the third and fourth quarters. Although the Company believes that its recent entry into the wakeboard industry should reduce overall seasonality, the Company expects that for the foreseeable future the majority of net sales will continue to be generated in the third and fourth quarters. Since much of the Company's operating expenses are fixed in nature and are budgeted based on higher third and fourth quarter net sales, a decline in net sales relative to internal expectations would have a significant adverse effect on results of operations. Because relatively lower net sales are realized in the first and second quarters of each year, the Company expects to incur operating losses in such quarters for the foreseeable future. Apart from seasonal factors, demand for the Company's products fluctuates in response to consumer buying patterns, weather conditions, discretionary spending habits, general economic conditions in the United States and abroad, product supply fluctuations in the United States and abroad and other factors. In addition to seasonal fluctuations, the Company's operating results fluctuate from quarter to quarter as a result of the timing of order shipments, new product introductions and new retailer openings. Furthermore, the Company's gross margins will fluctuate with product mix, the timing of product price adjustments, the mix of international and domestic sales and in-house production cost fluctuations. The Company's operating results for any interim period may not be indicative of the results for the entire year.

Risks Associated With the Apparel Business. Fashion trends are volatile, and there can be no assurance that the Company will accurately anticipate shifts in fashion trends and adjust its merchandise mix to appeal to changing consumer tastes in a timely manner. If the Company is unsuccessful in responding to changes in fashion trends or market demand, the Company could experience insufficient or excess inventory levels, missed market opportunities or higher markdowns, any of which would have a material adverse effect on the Company's financial condition and results of operations.

Manufacturing. As a manufacturer of certain of the Company's products, the Company continually faces risks regarding the availability and cost of raw materials and labor, the potential need for additional capital equipment, increased manufacturing costs, potential organized labor issues, plant and equipment obsolescence, worker's safety and compensation issues and quality control. A disruption in the Company's production or distribution could have a material adverse effect on the Company's results of operations. Like certain of its suppliers, the Company has experienced delays in the receipt of raw materials used in the manufacturing process.

Dependence on Third-Party Selling Efforts. The Company primarily relies on third parties to sell, and in some cases to distribute, its products to retailers. In the United States and Canada, the Company generally uses independent sales representatives who work under contract. Generally, such contracts may be terminated by either party upon 30 days' notice. The Company uses distributors under long-term contractual arrangements in certain international markets. Loss of services, poor performance or difficulties encountered with any of the Company's independent sales representatives or distributors could each have a material adverse effect on the Company's results of operations.

Dependence on Key Individuals. The Company's future success depends in large part on the continued service of Robert E. Hall, the Company's President and Chief Executive Officer, Robert Marcovitch, the Company's Senior Vice President of Apparel and International, Bruce Manke, the Company's Senior Vice President of Board Sports and Administration and Scott Stewart, the Company's Chief Financial Officer. The loss of the services of any of these officers could have a material adverse effect on the Company's business. Further, the Company believes that the market for key personnel in its industry is highly competitive. There can be no assurance that the Company will be able to attract and retain key personnel with the skills and expertise necessary to manage the Company's business, both in the United States and abroad.

Product Liability. The Company's products are often used in relatively high-risk recreational settings. Consequently, the Company is exposed to the risk of product liability claims in the event that users of the Company's products are injured in connection with such use. In many cases, users of the Company's products may engage in imprudent or even reckless behavior while using such products, thereby increasing the risk of injury. The Company maintains product liability, general liability and excess liability insurance coverage. There can be no assurance that such coverages will continue to be available on acceptable terms, or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's financial condition and results of operations.

Limited Protection of Technology. Most of the Company's products are not based on proprietary technology. As a result, there are relatively few technological or other barriers to entry, and the Company's products may be replicated by competitors. There can be no assurance that current or future competitors will not offer products substantially identical to the Company's products, or competing products to customers at lower prices. The Company has filed for trademark and patent registration in the United States and certain foreign countries for certain of its trademarks and product designs and/or functions. There can be no assurance that trademark or patent protection, as the case may be, will be granted in any or all of the countries in which applications are currently pending, or granted on the breadth of the current description of goods or designs. The Company has substantial international sales; the laws of foreign countries treat the protection of proprietary rights and intellectual property differently from, and may not protect the Company's proprietary or intellectual property rights to the same extent as do, the laws in the United States.

Volatility of Stock Price. The market price of the Common Stock has fluctuated substantially in the past. There can be no assurance that the market price of the Common Stock will not significantly fluctuate from its current level. Future announcements concerning the Company or its competitors, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by the Company or its competitors, weather patterns that may be perceived to affect the demand for the Company's products, changes in earnings estimates by analysts, changes in accounting policies, future inventory supply situations and events in current or future legal proceedings, among other factors, could cause the market price of the Common Stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

Potential Applicability of "Penny Stock Restrictions"; Potential to Fail to Meet Continuing Nasdaq Listing Requirements. Stocks selling for less than $5.00 per share, excluding broker or dealer commissions, may be designated as "penny stocks" and may be subject to certain requirements imposed by Rules 15g-1 through 15g-9 under the Exchange Act. The net effect of these regulations may be to delay transactions in stocks that are deemed to be penny stocks. The Company's Common Stock is currently trading for less than $5.00 per share, however the "penny stock restrictions" are not applicable based on exemptions provided in Rule 3a51-1 under the Exchange Act, which among other things provides an exemption from the penny stock restrictions for securities that are quoted on the Nasdaq and for those that have tangible assets in excess of $2.0 million. If the Company's Common Stock were to be delisted from Nasdaq and its net worth drop below $2.0 million at a time when its stock price was less than $5.00 per share, and if no other exemption from the penny stock restrictions were available to the Company, then its Common Stock could be subject to such restrictions and sales of the Company's Common Stock by brokers and dealers and resales by investors would likely be adversely affected. To meet the continued listing requirements for the Nasdaq National Market, among other things, the minimum bid price of the Common Stock must be $1.00. If the minimum bid price of the Common Stock were for a continuing period of time to be less than $1.00, the Common Stock could be delisted from the Nasdaq National Market which would adversely affect the ability of shareholders to buy and sell shares of Common Stock.

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

ITEM 2. PROPERTIES

Ride Snowboards leases approximately 82,400 square feet of office and warehouse space in Preston, Washington, under a lease that expires December 31, 2003. The Company is currently subleasing approximately 3,900, 12,600, and 4,300 square feet under agreements which expire in May 1998, May 2002, and September 2002, respectively, and is seeking to sublet additional office space.

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

Smiley Hats leases approximately 21,000 square feet of office, warehouse and light manufacturing space in Sparks, Nevada, under a lease that expires in November 2000. Smiley Hats subleases roughly 5,000 square feet of this space under an agreement expiring in November 2000.

US2 leases approximately 11,300 square feet of office, warehouse and manufacturing space in Woodinville, Washington under an agreement which expires in September 2001. The Company intends to sublease this facility once it has completed the transfer of wakeboard production to its Corona, California facility. This transfer is expected to be completed in April 1998.

In connection with the Company's acquisition of Device Mfg Corp, the Company assumed a lease for approximately 5,100 square feet of office and manufacturing space expiring in January 2000. The Company has subleased this space for the remaining term of the lease.

The Company anticipates that its current facilities will satisfy its needs through at least 1998.

ITEM 3. LEGAL PROCEEDINGS

On March 14, 1997, a shareholder filed a lawsuit against the Company and four of its current or former officers and directors in the United States District Court for the Western District of Washington at Seattle, styled Murray v. Ride, Inc. et al., Civil Action No. C97-0402-Z. The lawsuit alleges violations of certain federal securities laws and state laws, and purports to seek unspecified monetary damages on behalf of a class of shareholders who purchased the Company's common stock during the period August 10, 1995 through December 30, 1996. The Company intends to defend itself vigorously. However, there can be no assurance the Company will be successful in defending the action. An award of monetary damages against the Company in excess of applicable insurance, if any, the expenditure of significant sums in the defense thereof, or diversion of management's attention from other business concerns, could each have a material adverse effect on the Company's financial condition and results of operations.

In 1996, the Company initiated legal proceedings against Switch Manufacturing, alleging infringement by Switch of certain of the Company's patented binding technologies and seeking monetary damages. The case is pending in the United States District Court for the Northern District of California as Raines, et al.
v. Switch Manufacturing, Civil Action No. C96-2648-DLJ. The Company intends to vigorously prosecute this lawsuit. However, there can be no assurance that the Company will prevail in the action. An expenditure of significant sums in the prosecution of the Switch action could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to the holders of the Company's securities during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                   STOCK TABLE

The following table sets forth for the calendar quarters indicated the high and low closing bid prices as reported by NASDAQ:

                                        1996                         1997
                              -------------------------    -------------------------
                                 HIGH          LOW            HIGH          LOW
                              ------------ ------------    ------------ ------------
Quarter Ended:
  March 31                    $ 33.5000   $  13.8750        $ 7.1250     $ 3.1250
  June 30                       14.1875      10.3750          5.1250       3.3750
  September 30                  13.3750       9.2500          3.9375       2.8125
  December 31                   12.4375       5.8125          3.1875       1.7813

The prices quoted reflect inter-dealer quotations, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. As of March 9, 1998, there were 647 record holders of the Company's common stock.

Except for distributions paid to shareholders when the Company was an S Corporation, the Company has never paid dividends on its common stock and does not anticipate paying regular cash dividends in the foreseeable future. The Company's bank loan agreement restricts the payment of dividends.

SALES OF UNREGISTERED SECURITIES

In 1997 the Company sold unregistered securities in the amounts, at the dates and for the aggregate amounts of consideration given below. The sales were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or Regulation 506 promulgated under the Act.


On December 19, 1997, the Company issued 3,000 shares of Series B 5% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") to a single institutional accredited investor for $3,000,000. In connection with the transaction, the Company also issued warrants to purchase 283,720 shares of common stock for an exercise price of $2.68 per share. Portions of the Series B Preferred Stock may be converted into the Company's Common Stock beginning in March 1998. All of the Series B Preferred Stock converts automatically in December 2000. Subject to certain adjustments, the Series B Preferred Stock converts to Common Stock at the lesser of $2.68 per share or 90% of the market price (as defined) of the Common Stock at the time of the conversion. As of March 12, 1998, approximately 1,626,016 shares of Common Stock would have been issuable upon conversion of all of the Series B Preferred Stock.


On December 19, 1997, the Company issued 605,263 shares of common stock valued at $910,000 to seven accredited individuals in connection with the Company's acquisition of US2 Sports Group, Inc.

On July 22, 1997, the Company issued 320,000 shares of common stock valued at $910,000 to two accredited individuals in connection with the Company's acquisition of Galena Creek Trading Company, Inc. (d.b.a. Smiley Hats).

On June 12, 1997, the Company issued 285,265 shares of common stock valued at $790,000 to a number of accredited and unaccredited individuals in connection with the Company's acquisition of Device Mfg Corp.

ITEM 6. SELECTED FINANCIAL DATA.

                         SELECTED FINANCIAL INFORMATION
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Year ended December 31,
                                             --------------------------------------------------------
                                               1993      1994 (1)    1995 (2)    1996 (3)    1997 (4)
                                             --------    --------    --------    --------    --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

  Net sales                                  $  5,877    $ 25,349    $ 74,850    $ 75,728    $ 36,475
  Cost of goods sold                            3,879      18,398      54,988      61,641      26,656
                                             --------    --------    --------    --------    --------
  Gross profit                                  1,998       6,951      19,862      14,087       9,819
  Selling, general and
    administrative expenses                     1,373       4,022      10,868      20,487      18,278
  Goodwill writedown                               --          --          --          --       8,600
  Restructuring charges                            --          --          --       2,500          --
                                             --------    --------    --------    --------    --------
  Operating income (loss)                         625       2,929       8,994      (8,900)    (17,059)
  Interest expense                               (130)         (1)        (18)       (268)       (426)
  Interest income                                   2          72         406         333         195
  Gain on sale of subsidiary                       --          --          --         482          --
                                             --------    --------    --------    --------    --------
  Income (loss) before income taxes and
    extraordinary item                            497       3,000       9,382      (8,353)    (17,290)
  Income taxes provision (benefit)                 --       1,134       3,427      (2,863)       (595)
                                             --------    --------    --------    --------    --------
  Income (loss) before extraordinary item         497       1,866       5,955      (5,490)    (16,695)

  Extraordinary item                              (83)         --          --          --          --
                                             --------    --------    --------    --------    --------
  Net income (loss)                          $    414    $  1,866    $  5,955    $ (5,490)   $(16,695)
                                             ========    ========    ========    ========    ========
  Pro Forma net income (loss) (5)            $    343
                                             ========

  Net income (loss) per share: (6)
    Basic                                          --    $   0.29    $   0.67    $  (0.52)   $  (1.51)
    Diluted                                        --    $   0.28    $   0.59    $  (0.52)   $  (1.51)
       Pro forma                             $   0.08          --          --          --          --

                                                    December 31,
                                   ------------------------------------------------
                                     1993     1994     1995 (2)  1996 (3)  1997 (4)
                                   -------   -------   -------   -------   --------
CONSOLIDATED BALANCE SHEET DATA:
  Working capital                  $ 1,046   $ 7,663   $26,104   $20,941   $15,208
  Total assets                       2,431    15,718    57,599    50,655    40,995
  Long-term obligations                 --        --        --       832     1,582
  Shareholders' equity               1,152    11,524    46,495    42,309    31,070

---------------

(1) Results for the year ended December 31, 1994 reflect the Company's August 18, 1994 acquisition of CAS Sports.

(2) Results for the year ended December 31, 1995 reflect the Company's September 1, 1995 acquisitions of Ride Manufacturing, Inc. and 5150 Snowboards, Inc. and the October 20, 1995 acquisition of SMP Clothing, Inc.

(3) Results for the year ended December 31, 1996 include the CAS Sports excess inventory and OEM businesses from January 1, 1996 through October 11, 1996, the date those businesses were sold.

(4) Results for the year ended December 31, 1997 reflect the Company's June 12, 1997 acquisition of the assets and liabilities of Device Mfg Corp, the July 22, 1997 acquisition of the assets of Galena Creek Trading Company (dba Smiley Hats), and the December 19, 1997 acquisition of US2 Sports Group, Inc.

(5) For the year ended December 31, 1993, the Company was exempt from the payment of federal income taxes as a result of its election to be treated as an S Corporation. The pro forma net income (loss) per share for these periods include pro forma provisions for income taxes as if the Company had been subject to such taxes for the periods presented. Historical net income
    (loss) per share data is not presented because per share amounts of an S Corporation may not be meaningful.

(6) Basic and diluted net income (loss) per share for 1993, 1994, 1995 and 1996 have been restated to comply with FASB Statement No. 128, "Earnings per Share," which was adopted by the Company in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is a leading designer, manufacturer and marketer of snowboards and related products through its subsidiaries: Ride Snowboard Company ("Ride Snowboards"), Ride Manufacturing, Inc. ("Ride Manufacturing"), Ride Canada, Inc. ("Ride Canada"), SMP Clothing, Inc. ("SMP"), Smiley Hats, Inc. ("Smiley") and Carve, Inc. ("US2"). The Company was founded in September 1992 and acquired C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (collectively, "CAS") in August 1994, Ride Manufacturing in September 1995 and SMP in October 1995. The Company also acquired 5150 Snowboards, Inc. ("5150") in September 1995 and later merged 5150 with and into Ride Snowboards. In October 1996, the Company transferred substantially all of the Canada-based operating assets and liabilities of CAS (other than fixed assets) into Ride Canada, a newly formed corporation, and all of the US-based operating assets and liabilities of CAS into Ride Snowboards, and sold the CAS entities. In June 1997, the Company acquired substantially all of the assets and liabilities of Device Mfg Corp. and transferred those assets and liabilities to Ride Snowboards. In July 1997, the Company's newly formed Smiley subsidiary acquired substantially all of the assets of Galena Creek Trading Corp. In December 1997, the Company acquired US2 Sports Group Inc. through a merger of that company with and into Carve, Inc., a newly formed corporation. The results of operations of these acquired subsidiaries are included in the Company's financial statements from their respective dates of acquisition through their applicable dates of disposition.

Ride Snowboards sells premium to mid-range snowboards and related products primarily through specialty snowboard and ski shops and to regional sporting goods stores under the "Ride," "5150," "Device" and "Liquid" brand names. Ride Manufacturing is a manufacturer of premium snowboards which are produced principally for Ride Snowboards. Ride Manufacturing also produces a limited number of snowboards for other companies on an OEM basis. SMP designs, manufactures and markets young men's snowboard, surf, wakeboard, motocross and street apparel which is sold through specialty shops under the "SMP" brand name. Ride Canada acts as the Company's Canadian distributor for its "Ride," "5150", "Liquid," "Smiley" and "SMP" branded products. Smiley designs, manufactures and markets winter head and neck wear sold primarily through ski shops under the "Smiley" and "Court Jester" brand names. Smiley also produces hats for other winter products companies on an OEM basis. US2 designs, manufactures and markets wakeboards and related products under the "FullTilt" and "Sub Rosa" brand names primarily through specialty retailers, regional sporting goods stores and marine sports stores. Until its disposition in October 1996, CAS marketed entry-level snowboards and related products under various brand names, including "Marvel," "Slim," "Burnt," and "PL" and on a private label basis, primarily to regional sporting goods stores and large-format sporting goods retailers. In addition, CAS sold snowboards and related products on an OEM basis to other snowboard companies and bought excess snowboard and sporting goods inventories from manufacturers and sold such products to retailers throughout the world. The OEM and excess inventory portions of the CAS business were sold in October 1996 while the branded and private label portions of the business were retained by the Company and are being operated as the Company's Special Products Group ("SPG").

Because snowboarding traditionally is a winter sport and the Company's sales are concentrated in the northern hemisphere, sales of the Company's products predominantly occur in the third and fourth quarters. Since much of the Company's operating expense is fixed in nature and is budgeted based on higher third and fourth quarter net sales, a decline in net sales relative to internal expectations would have a significant adverse effect on results of operations. Because relatively lower net sales are realized in the first and second quarters of each year, the Company expects to incur operating losses in the first two quarters of the year for the foreseeable future. The Company expects the addition of wakeboarding products to its product line-up through its acquisition of US2 will help to supplement sales in the first and second quarters of the year in future periods. In addition to seasonal fluctuations, the Company's operating results fluctuate from quarter to quarter as a result of the timing of order shipments, new product introductions, new retailer openings, consumer buying patterns, weather conditions, discretionary spending habits, general economic conditions in the United States and abroad and other factors. Furthermore, the Company's gross margins fluctuate with product mix, the timing of product price adjustments and the mix of international and domestic sales. See "Business - Risk Factors - Seasonality; Fluctuations in Quarterly Operating Results."

The Company accumulates a backlog of orders beginning in February as a result of preseason orders placed in connection with winter sports trade shows. The backlog decreases beginning in late spring as product begins to be shipped and is usually insignificant by the end of the year. Backlog in the snowboarding industry is subject to delay or cancellation.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

Net sales decreased 52% to $36.5 million in 1997 from $75.7 million in 1996. Device, Smiley and US2 contributed a total of $2.5 million to net sales in 1997, subsequent to their respective acquisition dates. The CAS excess inventory and OEM businesses contributed $15.4 million to sales in 1996 through their October 11, 1996 disposition date. The remaining net decrease was due primarily to soft market conditions throughout the industry due to an oversupply of snowboard products.

SALES BY PRODUCT GROUP           1996               1997
                        ------------------- -------------------
  (dollars in 000's)
Snowboards              $39,926        53%   $12,520        34%
Bindings                 12,241        16%     8,287        23%
Boots                     4,458         6%     3,714        10%
Skate, wake and other     3,464         5%       971         3%
                        -------   -------    -------   -------
Total hard goods         60,089        80%    25,492        70%
                        -------   -------    -------   -------

Apparel                  13,597        18%     8,387        23%
Accessories               2,042         2%     2,596         7%
                        -------   -------    -------   -------
Total soft goods         15,639        20%    10,983        30%
                        -------   -------    -------   -------
Total                   $75,728       100%   $36,475       100%
                        =======   =======    =======   =======

Net sales of hard goods (snowboards, bindings, boots, wakeboards and skateboards) represented 70% of total sales in 1997 while soft goods (apparel and accessories) made up 30%. In 1996, hard goods comprised 80% of total sales and soft goods 20%. The increase in percentage of soft goods sales to total sales is attributable to additional sales added by the Smiley acquisition and to relatively smaller declines in sales of soft goods as compared to hard goods due to relatively less severe oversupply conditions. In the hard goods categories, snowboards declined to 34% of sales in 1997 from 53% in 1996 due to the disposition of the CAS entities. Snowboard bindings increased to 23% of sales in 1997 from 16% in 1996 due to the relative strength of the Company's "Preston" brand strap-in series of bindings and the step-in binding sales added from the acquisition of Device. Boots increased to 10% of sales in 1997 compared to 6% in the prior year due to the 1997 introduction of boots under the Ride label as well as the step-in boot sales added as a result of the acquisition of Device. Skate, wake and other hard goods declined to 3% of sales in 1997 from 5% in 1996 primarily due to the disposition of the CAS excess inventory business which was involved in numerous non-snowboard close-out categories. Apparel increased to 23% of sales in 1997 from 18% in 1996 due to smaller net declines than seen in the hard goods categories. Accessories increased to 7% of net sales in 1997 due primarily to the addition of Smiley in July 1997.

In 1997, net sales in North America made up 68% of total sales with international sales making up the remaining 32%. In 1996, North American sales comprised 54% and international sales 46%. The decrease in international sales in 1997 is attributable to the relatively more severe excess inventory conditions in the Japanese market.

Gross profit decreased to $9.8 million in 1997 from $14.1 million in 1996 while gross margins increased to 27% in 1997 from 19% in 1996. The dollar decrease was due to the large drop in sales volume in 1997. The increase in gross margins was due to the $6.5 million inventory write down taken by the Company in 1996 related to canceled commitments from the Company's principal Japanese distributor. Absent the 1996 inventory write down, gross margins would also have been 27% in 1996. Gross margins in 1997 were positively impacted by the sale of the CAS businesses, which generally had lower gross margins than other divisions, the addition of the relatively high gross margin Smiley business, and cost savings associated with moving the Company's binding operations offshore.

Offsetting these improvements was the sale of lower margin 1996 close out products and the under-utilization of the Company's manufacturing facility as a result of the decline in snowboard sales volumes. The Company expects to begin moving the "FullTilt" wakeboard production to its Corona facility in April 1998. The Company anticipates that this production shift will consume production time and capacity in the fall and early winter months when the factory would otherwise be operating below capacity due to the seasonality of snowboard production.

Selling, general and administrative expenses decreased 11% to $18.3 million in 1997 from $20.5 million in 1996. This decrease was due primarily to staff reductions, lower executive salaries, lower variable expenses associated with the lower sales volumes (primarily commissions and bad debt accruals) and the disposition of the CAS businesses, offset partly by increased occupancy and legal expenses as well as the expenses of Device, Smiley and US2 acquired in 1997. The primary components of selling, general and administrative expenses were salaries, wages, commissions and other compensation ($7.5 million in 1997 and $8.6 million in 1996), advertising, promotion and team ($3.7 million in 1997 and $4.3 million in 1996) and occupancy, depreciation and amortization expense ($2.1 million in 1997 and $1.9 million in 1996).

Also included in operating expenses in 1997 is an $8.6 million loss on impairment of goodwill. FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, requires the Company to periodically review the events and circumstances affecting its operations for indications that the Company's long-lived assets might be impaired. During 1997, management determined that the world-wide excess inventory of snowboard products significantly reduced the Company's ability to sell new product and caused the Company to lower prices on its lower-end products. These changes in current market conditions resulted in the under utilization of the Company's production capacity and infrastructure. Based on this evaluation, the Company determined that the $13.9 million of goodwill associated with its acquisitions of CAS, SMP and Ride Manufacturing was impaired and wrote it down by $8.6 million. The Company's estimates of the discounted cash flows expected to be generated from these entities indicate that the remaining carrying amounts are expected to be recovered. However, it is possible that the current industry oversupply of snowboard products may be a sign of a permanent shift in demand and there can be no assurance that the carrying value of the goodwill associated with these acquisitions will be fully recoverable. Operating expenses in 1996 included $2.5 million in restructuring charges associated with the moving the Company's snowboard binding operations offshore and the withdrawal of snowboard production from two outside snowboard manufacturers. The primary components of the restructuring charges are write-offs of abandoned equipment, tooling and leasehold improvements, accrual of future lease costs and vendor cancellation fees.

Interest income decreased to $195,000 in 1997 from $333,000 in 1996. The decrease was due to lower invested cash balances on hand in 1997 as a result of operating losses incurred in 1996 and 1997. Interest expense increased to $426,000 in 1997 from $268,000 in 1996. This increase was due principally to higher seasonal utilization of the Company's line of credit for working capital purposes. Also included in the 1996 results is a gain of $482,000 on the disposition of the CAS excess inventory and OEM businesses.

At December 31, 1997, the Company was in a tax loss carryforward position. Accordingly, the Company's tax benefit is limited to the amount of income taxes recoverable from prior years, or approximately $0.6 million, resulting in an effective tax rate of 3.4%. The effective tax rate in 1996 was 34.3% which reflects full recoverability of tax losses through carryback of such losses against taxes paid in 1994 and 1995.

As a result of the foregoing, the Company's net loss increased to $16.7 million in 1997 from $5.5 million in 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

Net sales increased 1% to $75.7 million in 1996 from $74.9 million in 1995. Ride Manufacturing, 5150 and SMP contributed a total of $7.6 million to net sales in 1995, subsequent to their respective acquisition dates, and $16.1 million in 1996. The remaining difference is due to the inclusion of the CAS excess inventory and OEM businesses for the full year in 1995 as opposed to 1996 when they were included only through their October 11, 1996 disposition date.

SALES BY PRODUCT GROUP           1995               1996
                         -------------------  -------------------
    (dollars in 000's)
Snowboards               $50,304        67%   $39,926        53%
Bindings                   5,334         7%    12,241        16%
Boots                      5,056         7%     4,458         6%
Skate and other            6,437         9%     3,464         5%
                         -------   -------    -------   -------
Total hard goods          67,131        90%    60,089        80%
                         -------   -------    -------   -------

Apparel                    6,699         9%    13,597        18%
Accessories                1,020         1%     2,042         2%
                         -------   -------    -------   -------
Total soft goods           7,719        10%    15,639        20%
                         -------   -------    -------   -------

Total                    $74,850       100%   $75,728       100%
                         =======   =======    =======   =======


Net sales of hard goods represented 80% of total sales in 1996 while soft goods made up 20%. In 1995, hard goods comprised 90% of total sales and soft goods 10%. As a percentage of sales, snowboards decreased to 53% in 1996 from 67% in 1995. The decline was due to a substantial decrease in OEM snowboard business in 1996, both at Ride Manufacturing where factory production was utilized almost exclusively for internal production as well as brokered OEM snowboards sold by CAS. In addition, sales decreased in the retained CAS branded and private label businesses due to increased competition at the lower price points where these products were targeted. The increase in snowboard binding sales in 1996 is due primarily to the market success of the Company's "Preston" brand aluminum bindings. The decrease in other hard goods was due to the sale of the CAS excess inventory business which was involved in numerous non-snowboard close-out categories. The increase in apparel sales is attributable primarily to the inclusion of SMP for the entire year in 1996 as opposed to 1995 when SMP was included only from its October 20, 1995 acquisition date.

In 1996, net sales in North America made up 54% of total sales with international sales making up the remaining 46%. In 1995, North American sales comprised 67% and international sales 33% of total sales. The increase in international sales in 1996 was attributable primarily to the addition of SMP for the entire year in 1996 as a majority of that company's sales were to international markets.

Gross profit decreased to $14.1 million in 1996 from $19.9 million in 1995 while gross margins dropped to 19% in 1996 from 27% in 1995. These decreases were due to a $6.5 million inventory write down taken by the Company in December 1996. This write down was necessitated by excess inventories resulting primarily from canceled commitments from the Company's principal Japanese distributor. Without the inventory write down, gross margins would have been 27% in 1996. The addition of Ride Manufacturing in September 1995 allowed the Company to internally manufacture 45% of its branded snowboards in 1996 compared to only 10% in 1995. Cost savings from this change had a positive impact on gross margins. In addition, the inclusion of a full year of higher-margin SMP sales in 1996 also served to increase gross margins. Offsetting these gains was an aggressive fourth quarter 1996 discounting program offered by the Company in an attempt to reduce the amount of excess inventory on hand.

Selling, general and administrative expenses increased 88% to $20.5 million in 1996 from $10.9 million in 1995. The increase was due to the inclusion of the operations for Ride Manufacturing and SMP for the entire year in 1996 as well as the increased scope of the Company's operations in 1996. In addition, the Company incurred $1.0 million in management transition expenses in 1996 associated with the 1996 changes in top management. The primary components of selling, general and administrative expenses were salaries, wages, commissions and other compensation ($8.6 million in 1996 and $5.5 million in 1995), advertising, promotion and team ($4.3 million in 1996 and $1.9 million in
1995) and occupancy, depreciation and amortization expense ($1.9 million in 1996 and $735,000 in 1995).

Operating expenses in 1996 also included $2.5 million in restructuring charges associated with the moving the Company's snowboard binding operations offshore and the withdrawal of snowboard production from two outside snowboard manufacturers. The primary components of the restructuring charges are write-offs of abandoned equipment, tooling and leasehold improvements, accrual of future lease costs and vendor cancellation fees.

Interest income decreased to $333,000 in 1996 from $406,000 in 1995. The decrease was due to higher cash balances on hand in 1995 from the Company's secondary stock offering in August 1995 and the proceeds from exercise of common stock warrants. Interest expense increased to $268,000 in 1996 from $18,000 in 1995. This increase was due to principally to seasonal utilization of the Company's line of credit for working capital purposes. Also included in the 1996 results is a gain of $482,000 on the disposition of the CAS excess inventory and OEM businesses.


The provision for income taxes represents a 36.5% effective tax rate for 1995 compared with a 34.3% effective rate for 1996. The decrease is due primarily to expense for state income tax purposes lowering the overall tax benefit of the 1996 loss.


As a result of the foregoing factors, including the non-recurring restructuring charges, inventory write down and management transition expenses, the Company incurred a net loss of $5.5 million in 1996 compared to net income of $6.0 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES


The Company requires capital for the development of its technology and products, procurement of raw materials and finished goods manufactured by others, and capital equipment. The Company financed its 1997 operations from seasonal borrowings under its lines of credit and through a $3.0 million private placement of convertible preferred stock in December 1997. The Company financed its 1996 operations through cash and securities remaining from its 1995 secondary stock offering and from seasonal borrowings under its lines of credit. Net cash used in operating activities totaled $3.8 million in 1997 compared with $10.8 million in 1996. The decrease in cash used in operations was attributable primarily to decreases in accounts receivable and inventory balances, net of amounts received in acquisitions and income tax refunds received. Net inventory balances increased approximately 10% at December 31, 1997 compared to December 31, 1996, primarily due to inventories received in the Device, Smiley and US2 acquisitions. Due to the seasonal nature of its business, the Company's need for cash has been greater in its third and fourth quarters, when working capital has been invested in accounts receivable and inventories.



Net cash used in investing activities totaled $3.0 million in 1997 compared to $1.2 million in 1996. The 1997 amount included approximately $2.0 million expended in the Company's acquisitions of Device, Smiley and US2 and $753,000 in capital expenditures. Net cash used in investing activities in 1996 included $5.4 million in capital expenditures, offset by liquidation of securities and investments of $3.8 million and $884,000 in net cash received from the sale of the CAS businesses. Principal capital expenditures in 1997 included manufacturing equipment, new business software and snowboard molds and tooling. The Company expects to invest similar amounts in capital expenditures during 1998. The Company intends to finance 1998 capital expenditures through internally generated funds, through leasing or from borrowings under its line of credit.


Net cash provided by financing activities totaled $5.0 million in 1997 compared with $0.9 million in 1996. Financing sources in 1997 included $2.8 million in net proceeds received on a private placement of convertible preferred stock, $300,000 in exercises of stock options and $2.0 million in net advances on the Company's line of credit. Financing sources in 1996 included $1.1 million in exercises of stock options and $750,000 in long term debt proceeds associated with the Company's tenant improvements, offset by $1.0 million in repayments of acquisition notes payable.

The Company operates in a highly seasonal business, generating the majority of its sales in the third and fourth calendar quarters. The Company's cash receipts from its North American customers are received predominantly in the months of December, January and February while its international customers generally pay by cash in advance or letter of credit. In order to finance operations and manufacture and purchase products during the remainder of the year, the

Company has historically utilized a revolving line of credit. The Company has a $15 million revolving line of credit arrangement with a bank to finance import letters of credit and working capital needs. The line provides for direct advances and letters of credit of up to $5.5 million through January 31, 1998, $2.0 million from February 1 to March 31, 1998 and $8.0 million from April 1 to June 30, 1998. Advances on the line bear interest at 1% over the bank's prime rate. At December 31, 1997, the Company had approximately $740,000 in outstanding import letters of credit and direct advances of $2.0 million drawn against this line. The line of credit has certain operating covenants, including financial ratios, working capital restrictions and restrictions on payment of dividends on the Company's Common Stock. The line of credit expires on June 30, 1998 at which time the Company anticipates renewing or replacing its line of credit. In the event that the Company is unable to renew its line of credit, the Company will seek other sources of working capital financing including, but not limited to, other bank lines of credit, asset-based borrowing, long-term debt or additional equity. There can be no assurance that such alternative sources will be available on favorable terms or at all. The Company's inability to successfully renew or replace its line of credit would have a material adverse impact on the Company's financial condition and may require the Company to reduce its expenditures, curtail certain operations, or dispose of operating assets to enable it to continue its operations. See "Item 1. Business - Risk Factors - Liquidity; Dependence on Line of Credit."

In December 1997, the Company issued 3,000 shares of Series B 5% Cumulative Convertible Preferred Stock for $3,000,000 ("Series B Preferred"). In connection with this transaction, the Company also issued warrants to purchase 283,720 shares of common stock for an exercise price of approximately $2.68 per share ("the Warrants"). Dividends on the Series B Preferred accrue quarterly, are payable in cash or stock and must be paid before dividends can be declared and paid on the Company's Common Stock. Portions of the Series B Preferred may be converted into the Company's Common Stock, at the option of the holders, beginning in March 1998. All the Series B Preferred automatically converts to common stock in December 2000. Subject to certain adjustments, the Series B Preferred converts to Common Stock at the lesser of $2.68 per share or 90% of the market price (as defined) of the Company's Common Stock at the time of conversion. The Company has reserved approximately 2,245,000 shares of Common Stock for issuance upon conversion of the Series B Preferred and exercise of the warrants. The 10% discount from market price of the conversion of preferred stock is accounted for as a preferred stock dividend. The dividend is required to be included in earnings per share computations over the period from the date of issuance through the date the security is first convertible. The Company has therefore included a $30,000 preferred stock dividend in its net loss per share calculations for the year ended December 31, 1997 and will include an additional $270,000 preferred stock dividend in its net income (loss) per share for the quarter ending March 31, 1998 and the year ending December 31, 1998.

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

Except for distributions paid to shareholders when the Company was an S Corporation, the Company has never paid dividends on its common stock. The Company's present policy is to retain any earnings to finance the Company's business. Any future dividends will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, acquisition plans and plans for expansion, and any other factors which the Company's Board of Directors deems relevant. The Company's bank loan agreement restricts the payment of dividends. The Company has no present intention of paying dividends on its common stock in the foreseeable future.

The Company has developed a plan to assess and address Year 2000 compliance issues. The Company is currently implementing new Year 2000 compliant financial systems to replace its older financial systems as part of the normal course of business. The implementation of the new systems should be completed during 1998. The Company does not expect this project to have a significant effect on operations and does not expect to spend any significant amounts on internal Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis and would not have an adverse effect on the Company's systems.

MARKET RISK

The Company's Ride Canada subsidiary operates and maintains its accounting records using the Canadian dollar as its functional currency. In accordance with generally accepted accounting principles, upon consolidation the assets, liabilities, revenues and expenses of this subsidiary are translated into US dollars at the appropriate exchange rate prevailing during the period and are therefore subject to fluctuations in the exchange rates between the Canadian dollar and the US dollar.

During 1997, the Company purchased certain finished snowboards and raw materials from foreign suppliers with payments denominated in foreign currencies, primarily the German mark. In order to protect against changes in the exchange rate between the mark and the US dollar, the Company routinely enters into forward foreign exchange contracts with financial institutions to fix the cost of these purchases. Although the Company believes that these contracts decrease the Company's overall exposure to gains and losses from currency fluctuations, such exposure cannot be entirely eliminated. In addition, during the contractual periods, the Company is exposed to certain losses in the event of nonperformance by the counterparties to the forward contracts. At December 31, 1997, the Company did not have any open forward contracts.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Ride, Inc.

We have audited the accompanying consolidated balance sheets of Ride, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ride, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       ERNST & YOUNG LLP


Seattle, Washington
March 3, 1998

                                   RIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                DECEMBER 31,
                                                            -------------------
                                                              1996       1997
                                                            --------   --------
ASSETS
Current assets:
   Cash and cash equivalents                                $  3,232   $  1,332
   Accounts receivable, less allowance for doubtful
    accounts of $655 in 1996 and $925 in 1997                 14,193     12,588
   Inventories  (Note 7)                                       5,986      6,564
   Prepaid expenses and other current assets                     450        728
   Income taxes receivable                                     2,836      1,569
   Deferred tax assets  (Note 10)                              1,423        385
                                                            --------   --------
Total current assets                                          28,120     23,166
Plant and equipment, net (Note 8)                              5,757      5,670
Notes receivable, net of discount of $116 in 1996 (Note 5)     1,884      1,600

Goodwill, net of accumulated amortization of $514 in 1996
     and $842 in 1997 (Note 3)                                14,292      9,358
Other assets                                                     602      1,201
                                                            --------   --------
Total assets                                                $ 50,655   $ 40,995
                                                            ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $  4,631   $  3,719
   Accrued expenses and other current liabilities              2,161      1,555
   Accrued restructuring charges (Note 6)                        387         --
   Short-term borrowings (Note 9)                                 --      1,995
   Notes payable (Note 9)                                         --        689
                                                            --------   --------

Total current liabilities                                      7,179      7,958
Other long-term liabilities                                      832      1,582
Deferred income taxes (Note 10)                                  335        385
Commitments and contingencies (Note 14)

Shareholders' equity:
    Convertible preferred stock, no par value, 10,000
     shares authorized
         Series A: 100 shares issued and outstanding
           Aggregate liquidation preference of $500
           (Note 11)                                             500        500
         Series B: 3 shares issued and outstanding
           Aggregate liquidation preference of $3,000
           (Note 11)                                              --      2,841
     Common stock, no par value, 20,000 shares
       authorized 10,760 and 12,092 issued and
       outstanding, respectively                              39,583     42,393
     Cumulative translation adjustment                            --       (125)
     Retained earnings (deficit)                               2,226    (14,539)
                                                            --------   --------
        Total shareholders' equity                            42,309     31,070
                                                            --------   --------
Total liabilities and shareholders' equity                  $ 50,655   $ 40,995
                                                            ========   ========


                             See accompanying notes.

                                   RIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1995        1996        1997
                                               --------    --------    --------
Net sales                                      $ 74,850    $ 75,728    $ 36,475
Cost of goods sold (Note 6)                      54,988      61,641      26,656
                                               --------    --------    --------
Gross profit                                     19,862      14,087       9,819

Selling, general and administrative expenses     10,868      20,487      18,278
Loss on impairment of goodwill (Note 3)              --          --       8,600
Restructuring charges (Note 6)                       --       2,500          --
                                               --------    --------    --------
Operating expenses                               10,868      22,987      26,878
                                               --------    --------    --------
Operating income (loss)                           8,994      (8,900)    (17,059)

Interest expense                                    (18)       (268)       (426)
Interest income                                     406         333         195
Gain on sale of subsidiary (Note 5)                  --         482          --
                                               --------    --------    --------
Income (loss) before income taxes                 9,382      (8,353)    (17,290)
Income tax expense (benefit)  (Note 10)           3,427      (2,863)       (595)
                                               --------    --------    --------

Net income (loss)                              $  5,955    $ (5,490)   $(16,695)
                                               ========    ========    ========
Net income (loss) per share: (Note 17)
    Basic                                      $   0.67    $  (0.52)   $  (1.51)
                                               ========    ========    ========
    Diluted                                    $   0.59    $  (0.52)   $  (1.51)
                                               ========    ========    ========

Share used in the computation of net income
(loss) per share:
   Basic                                          8,872      10,614      11,128
                                               ========    ========    ========
   Diluted                                       10,132      10,614      11,128
                                               ========    ========    ========


                                   See accompanying notes.

                                   RIDE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                             PREFERRED STOCK                                        CUMULATIVE
                                             ---------------
                                    SERIES A              SERIES B           COMMON STOCK        TRANSLATION  RETAINED
                                    --------              --------           ------------
                               SHARES       AMOUNT     SHARES    AMOUNT    SHARES       AMOUNT    ADJUSTMENT   EARNINGS      TOTAL
                             ---------     --------  --------- --------- ----------   ---------  -----------  ----------  ----------
Balances at January 1, 1995      100        $500       --          --         7,710     $9,193       --          $1,831     $11,524

  Net income for the year                                                                                         5,955       5,955
  Preferred stock dividends                                                                                         (35)        (35)
  Secondary public
    offering of common
     stock, net of
      offering costs                                                          1,465     23,311                               23,311
  Exercise of common stock
    warrants                                                                  1,239      4,515                                4,515
  Common stock issued in
    SMP acquisition                                                              28        593                                  593
  Stock option exercises
    and related tax
     benefits                                                                    72        571                                  571
  Issuance of common
    stock under stock
     purchase plan                                                                4         61                                   61
                               -----      -------   ------     --------  ----------   ---------  --------    ----------    ---------
Balances at December 31, 1995    100         500       --          --        10,518     38,244       --           7,751      46,495

  Net loss for the year                                                                                          (5,490)     (5,490)
  Preferred stock dividends                                                                                         (35)        (35)
  Stock option exercises
    and related tax
     benefits                                                                   231      1,258                                1,258
  Issuance of common
    stock under stock
     purchase plan                                                               11         81                                   81
                               -----      -------   ------     --------  ----------   ---------  --------    ----------    ---------
Balances at December 31, 1996    100         500       --          --        10,760     39,583       --           2,226      42,309

  Net loss for the year                                                                                         (16,695)    (16,695)
  Preferred stock dividends                                         30                                              (70)        (40)
  Stock option exercises
    and related tax
     benefits                                                                    98        307                                  307
  Issuance of common
    stock under stock
     purchase plan                                                               24         53                                   53
  Issuance of preferred
    stock, net of offering
     costs                                             3          2,811                                                       2,811
  Common stock issued in
    acquisitions                                                              1,210      2,450                                2,450
  Foreign currency
    translation loss                                                                                (125)                      (125)
                               -----      ------    ----       --------  ----------   --------   -------     ----------    --------
Balances at December 31, 1997    100        $500       3         $2,841      12,092    $42,393     $(125)     $ (14,539)    $31,070
                               =====      ======    ====       ========  ==========   ========   =======     ==========    ========


                             See accompanying notes.

                                    RIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1995        1996        1997
                                                --------    --------    --------
OPERATING ACTIVITIES
Reconciliation of net income to net cash
  provided by (used in) operations:
Net income (loss)                               $  5,955    $ (5,490)   $(16,695)
Depreciation                                         196       1,288       1,560
Amortization                                         190         421         453
Deferred income tax (benefit) expense                (27)       (876)      1,088
Loss on impairment                                    --          --       8,600
Non-cash restructuring charges                        --       2,397          --
Gain on sale of subsidiary                            --        (482)         --
Amortization of discount on notes receivable          --         (34)       (116)
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivables     (8,076)       (637)      2,689
  (Increase) decrease in inventories              (1,316)     (1,577)        308
  (Increase) decrease in prepaid expenses           (590)        294        (227)
  (Increase) decrease in income taxes
    receivable                                       (15)     (2,894)      1,267
  Increase (decrease) in accounts payable          3,649      (3,065)     (1,652)
  Decrease in accrued expenses and other
    current liabilities                             (698)       (102)     (1,247)
                                                --------    --------    --------
Net cash used in operating activities               (732)    (10,757)     (3,972)

INVESTING ACTIVITIES
Purchases of plant and equipment                  (1,910)     (5,364)       (753)
Acquisitions, net of cash acquired               (13,039)         --      (1,979)
Sales of (purchases) of securities
  available-for-sale                              (3,840)      3,840          --
Proceeds from sale of subsidiary, net of              --         884          --
  costs
Increase in other assets                            (157)       (532)       (223)
                                                --------    --------    --------
Net cash used in investing activities            (18,946)     (1,172)     (2,955)

FINANCING ACTIVITIES
Net advances on line of credit                        --          --       1,995
Proceeds from sale of preferred stock                 --          --       2,811
Proceeds from exercise of common stock
  options                                            267       1,087         307
Proceeds from sale of common stock                23,372          --          --
Proceeds from exercise of common stock
  warrants                                         4,515          --          --
Proceeds from Employee Stock Purchase Plan            --          81          53
Proceeds from long-term borrowings                    --         750          --
Repayments of notes payable and long-term
  borrowings                                          --        (993)        (99)
Dividends paid                                       (35)        (35)        (40)
                                                --------    --------    --------
Net cash provided by financing activities         28,119         890       5,027
                                                --------    --------    --------
Net increase (decrease) in cash and cash
  equivalents                                      8,441     (11,039)     (1,900)
Cash at beginning of period                        5,830      14,271       3,232
                                                --------    --------    --------
Cash at end of period                           $ 14,271    $  3,232    $  1,332
                                                ========    ========    ========

SUPPLEMENTAL DISCLOSURE
Cash paid for interest                          $      8    $    275    $    414
Cash paid for income taxes                      $  3,505    $    910    $     68
NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock and notes payable issued in
  acquisitions                                  $  1,531    $     --    $  2,450
Tax benefit of stock option exercises           $    304    $    171    $     --


                             See accompanying notes.

                                   RIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1.    SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The consolidated financial statements include the accounts of Ride, Inc. ("Ride" or the "Company") and its subsidiaries: Ride Snowboard Company ("Ride Snowboards"), Ride Manufacturing, Inc. ("Ride Manufacturing"), Ride Canada, Inc. ("Ride Canada"), SMP Clothing, Inc. ("SMP"), Smiley Hats, Inc. ("Smiley") and Carve, Inc. ("US2"). The Company was founded in September 1992 and acquired C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (collectively, "CAS") in August 1994, Ride Manufacturing in September 1995 and SMP in October 1995. The Company also acquired 5150 Snowboards, Inc. ("5150") in September 1995 and later merged 5150 with and into Ride Snowboards. In October 1996, the Company transferred substantially all of the Canada-based operating assets and liabilities of CAS (other than fixed assets) into Ride Canada, a newly formed corporation, and all of the US-based operating assets and liabilities of CAS into Ride Snowboards, and sold the CAS entities. In June 1997, the Company acquired substantially all of the assets and liabilities of Device Mfg Corp. and transferred those assets and liabilities to Ride Snowboards. In July 1997, the Company's newly formed Smiley subsidiary acquired substantially all of the assets of Galena Creek Trading Corp. In December 1997, the Company acquired US2 Sports Group Inc. through a merger of that company with and into Carve, Inc., a newly formed corporation. The results of operations of these acquired subsidiaries are included in the Company's financial statements from their respective dates of acquisition through their applicable dates of disposition. See Notes 4 and 5.

Ride Snowboards sells premium to mid-range snowboards and related products primarily through specialty snowboard and ski shops. Ride Manufacturing is a manufacturer of premium snowboards which are produced principally for Ride Snowboards. Ride Manufacturing also produces a limited number of snowboards for other snowboard companies on an OEM basis. SMP designs and manufactures snowboard, surf, skate, motocross and street apparel which is sold primarily through specialty shops. Ride Canada acts as the Company's Canadian distributor for the Company's branded products. Smiley designs and manufactures premium head and neck wear for the winter sports industry and is sold through specialty shops. US2 designs, manufactures and distributes wakeboards, wakeboard bindings and accessories under the "FullTilt" and "Sub Rosa" brand names through marine and specialty retailers. Until its disposition in October 1996, CAS marketed entry-level snowboards and related products under various brand names and on a private label basis primarily to regional sporting goods stores and large-format sporting goods retailers. In addition, CAS sold snowboards and related products on an OEM basis to other snowboard companies and bought excess snowboard and sporting goods inventories from manufacturers and sold such products to retailers throughout the world. The OEM and excess inventory portions of the CAS business were sold in October 1996 (see Note 5) while the branded and private label portions of the business were retained by the Company.

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

                                   RIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Foreign Currency

The local currency is considered the functional currency of the Company's Canadian operations. The financial statements of the Company's Canadian subsidiary are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the average exchange rate for the period for revenues and expenses. Resulting translation adjustments are recorded as a separate component of shareholders' equity.

The Company enters into foreign currency forward contracts, generally with terms of 270 days or less, as a hedge against some of its foreign currency commitments. Offsetting gains and losses on these contracts are recognized concurrently with the exchange gains and losses stemming from the associated commitments. During the contractual periods, the Company is exposed to certain losses in the event of nonperformance by the counterparties to the forward contracts. At December 31, 1997, the Company did not have any open forward contracts.

Cash Equivalents

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

Goodwill

Goodwill is being amortized over 15 to 40 years using the straight-line method. The Company periodically reviews the carrying value of goodwill to determine if the facts and circumstances suggest that the value may be impaired. See Note 3.

Revenue Recognition

The Company recognizes revenue from the sale of its products when the products are shipped to customers.

Research and  Development Costs

Research and development costs are charged to expense as incurred and totaled approximately $217,000 in 1995, $417,000 in 1996 and $338,000 in 1997.

                                   RIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Advertising Costs

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense totaled $528,000 in 1995, $847,000 in 1996 and $1,090,000 in 1997.

Warranty Costs

The Company generally offers a one-year warranty on its products from the time of retail sale. Anticipated net costs associated with warranties are charged to expense at the time of the sale of its products. The Company is reimbursed for a portion of the cost of defective products by the manufacturers.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Income (Loss) Per Share

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of the primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Stock Based Compensation

The Company has elected to apply the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company accounts for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options is measured at the excess, if any, of the fair value of the Company's common stock at the date of the grant over the stock option price.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with current year presentation.

                                   RIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.    LIQUIDITY

The Company operates in a highly seasonal business, generating the majority of its sales in the third and fourth quarters. The Company's cash receipts from its North American customers are received predominantly in December, January and February while its international customers generally pay by cash in advance or letter of credit. In order to maintain the scope of the Company's operations and manufacture and purchase product during the remainder of the year, the Company has historically utilized a revolving line of credit with a bank to finance import letters of credit and working capital needs. The Company currently has a revolving line of credit which provides for import letters of credit and direct cash advances of up to $5.5 million prior to January 31, 1998, $2.0 million from February 1, 1998 to March 31, 1998 and $8.0 million through June 30, 1998.

The Company has incurred losses of $16.6 million and $5.5 million for the years ended December 31, 1997 and 1996, respectively. The Company has financed its operations to date through the issuance of equity and bank lines of credit. The Company's existing line of credit expires on June 30, 1998. The Company anticipates renewing or replacing its line of credit. In the event that the Company is unable to renew its line of credit, the Company will seek other sources of working capital financing including, but not limited to, other bank lines of credit, asset-based borrowing, long-term debt or additional equity. There can be no assurance that such alternative sources will be available on favorable terms or at all. The Company's inability to successfully renew or replace its line of credit would have a material adverse impact on the Company's financial condition and may require the Company to reduce its expenditures, curtail certain operations, or dispose of operating assets to enable it to continue its operations at least through December 1998.

3.    LOSS ON IMPAIRMENT

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, the Company periodically reviews the events and circumstances affecting its operations for indications that the Company's long-lived assets might be impaired. During 1997, the Company determined that the world-wide excess inventory of snowboard products significantly impaired its ability to sell new product and caused the Company to lower prices on its lower-end products. These changes in current market conditions resulted in the under-utilization of the Company's production capacity and infrastructure. Based on this evaluation, the Company determined that the $13.9 million of goodwill associated with its acquisitions of CAS, SMP and Ride Manufacturing was impaired and wrote it down by $8.6 million. The Company's estimates of the discounted cash flows expected to be generated from these entities indicate that the remaining carrying amounts are expected to be recovered. However, it is possible that the current industry oversupply of snowboard products may be a sign of a permanent demand shift and there can be no assurance that the carrying value of the goodwill related to these acquisitions will be recoverable.

4.    ACQUISITIONS

Ride Manufacturing and 5150

On September 1, 1995, the Company acquired all of the capital stock of Ride Manufacturing, a snowboard manufacturer, and 5150, a marketer of snowboards, for $11.9 million in cash. The acquisition has been accounted for as a purchase with the excess of the purchase price over the fair value of the assets acquired allocated primarily to goodwill.

SMP

On October 20, 1995, SMP, a newly-formed, wholly owned subsidiary of the Company acquired certain assets (primarily inventories, fixed assets, trademarks and other intangibles) of Sex Money Power Clothing, Inc., a manufacturer of snowboard, surf, skate and street apparel. The aggregate purchase price of $2.46 million was comprised of $937,500 in cash, $937,500 in short-term notes payable, and 28,409 newly-issued shares of Common Stock valued at $593,000. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value of the assets acquired allocated primarily to goodwill.

                                   RIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Device

On June 12, 1997, the Company purchased substantially all of the assets (except cash and accounts receivable) and liabilities of Device, a manufacturer of step-in snowboard bindings and boots based in Boulder, Colorado. The purchase price was comprised of approximately $1.0 million in assumed liabilities and 285,265 newly-issued shares of Common Stock valued at $790,000. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value of the assets acquired allocated primarily to goodwill.

Smiley Hats

On July 22, 1997, the Company purchased substantially all of the assets of Galena Creek Trading Company, Inc. (d.b.a. Smiley Hats), a manufacturer of winter hats based in Sparks, Nevada. The purchase price was comprised of approximately $550,000 in cash and 320,000 shares of Common Stock valued at $750,000. Galena Creek Trading Company was majority owned and controlled by the Company's Chief Executive Officer. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value of the assets acquired allocated primarily to goodwill.

US2

On December 19, 1997, Carve, Inc., a newly-formed, wholly owned subsidiary of the Company acquired the stock of US2 Sports Group, Inc., a manufacturer of wakeboards and wakeboard bindings. The purchase price was comprised of 605,263 newly-issued shares of Common Stock valued at $910,000 plus the assumption of net liabilities of $652,000. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value of the assets acquired allocated primarily to goodwill.

Summarized unaudited pro forma results of operations, assuming the Device, Smiley Hats and US2 acquisitions took place on January 1 of each year, are as follows:

                                                        December 31,
                                               ------------------------------
                                                 1995       1996        1997
                                               -------    -------    --------
                                                       (in thousands)
      Net sales                                $84,345    $80,569     $40,595
      Net income (loss)                          6,716    (6,185)    (18,743)
      Net income (loss) per share - diluted      $0.66    $(0.53)     $(1.56)

5.    DISPOSITION

On October 11, 1996, the Company sold the stock of CAS to two former Company executives and a number of CAS employees. The $3.0 million sales price was comprised of $1,000,000 in cash and short-term notes and $2.0 million in long-term notes. The Company recognized a pre-tax gain of $482,000 in connection with this sale.

The long-term notes are secured by the stock of the sold corporations and bear interest at prime. No interest or payments are due until March 1998 at which time payments of $100,000 plus interest will be due quarterly through September 2002. The $400,000 current portion of the note due in 1998 is included in Accounts Receivable.

                                   RIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.   RESTRUCTURING AND INVENTORY WRITE-DOWN

On December 12, 1996 the Company's Board of Directors approved a plan to writedown excess inventories and restructure the Company's manufacturing operations. Due to canceled commitments from the Company's principal Japanese distributor and an oversupply of snowboards from other manufacturers, the Company recognized a $6.5 million write-down of its inventories. This amount has been included in cost of sales for the year ended December 31, 1996. In addition, the Company recognized a $2.5 million restructuring charge in connection with moving the Company's binding production offshore and the withdrawal of snowboard production from two outside snowboard manufacturers used in 1996. The primary components of this charge were write-offs of abandoned equipment, tooling and leasehold improvements, cancellation fees paid to U.S. vendors and future lease costs. The Company anticipates future cash outlays will not exceed the $228,000 included in other long-term liabilities for future minimum lease payments and will be funded through normal operating cash flows.

 7.   INVENTORIES

Inventories consisted of the following:

                                         December 31,
                                     ------------------
                                       1996       1997
                                     -------    -------
                                         (in thousands)
        Finished goods               $ 9,415    $ 6,186
        Work in process                   96        228
        Raw materials and supplies     2,391      2,189
        Obsolescence reserve          (5,916)    (2,039)
                                     -------    -------
                                     $ 5,986    $ 6,564
                                     =======    =======

8.    PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

                                             December 31,
                                         -------------------
                                           1996       1997
                                         -------    -------
                                           (in thousands)
      Office equipment                   $ 1,364    $ 1,609
      Production equipment and tooling     2,674      3,147
      Leasehold improvements               2,126      2,211
      Vehicles and other                     588        753
      Construction in process                 --        205
                                         -------    -------
                                           6,752      7,925
      Accumulated depreciation              (995)    (2,255)
                                         -------    -------
                                         $ 5,757    $ 5,670
                                         =======    =======

9.    LINE OF CREDIT AND LONG-TERM DEBT

Ride has a revolving credit line arrangement with a bank to finance its import letters of credit and working capital needs. The maximum amount of direct cash advances available fluctuates based on the seasonality of the Company's cash flows and cannot exceed $2.0 million prior to March 31, 1998 or $8.0 million through June 30, 1998. Advances on the line bear interest at the bank's prime rate. At December 31, 1997, the Company had outstanding advances of $1,995,000 and $740,000 in outstanding import letters of credit drawn against this line. The line of credit expires on June 30, 1998 and has certain operating covenants, including financial ratios, working capital restrictions and restrictions on payment of dividends on the Company's Common Stock. The Company was in compliance with all such covenants at December 31, 1997. The line is collateralized by substantially all the assets of the Company.

                                   RIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

In connection with the Company's December 1997 acquisition of US2, the Company assumed US2's revolving credit line, a term loan and $307,000 of current notes payable. The balance on the line at December 31, 1997 was $296,000, bore interest at the bank's prime plus two percent or 10.5% at year end and was included in notes payable. This revolving line of credit expired on January 13, 1998 and was paid off at that time. The $452,000 balance outstanding on the term loan at December 31, 1997, less $86,000 current portion, is included in other long-term liabilities and bears interest at the bank's prime plus 1.25%, or 9.75% at year end. The outstanding balance is due in monthly principle and interest payments of $10,596 through May 2002. The remaining $307,000 of notes payable were retired subsequent to year end.

During 1996, the Company's landlord loaned the Company $750,000 to fund a portion of the expansion and improvement of the Company's Preston, Washington office and warehouse facilities. The loan has an effective interest rate of approximately 3% and is due in monthly payments of principal and interest of $9,100 through December 2003.

10.   INCOME TAXES

Deferred tax assets and (liabilities) consisted of the following:

                                                             DECEMBER 31,
                                                          ------------------
                                                            1996       1997
                                                          -------    -------
                                                           (IN THOUSANDS)
      Deferred tax assets:
         Net operating loss carryforwards                 $   102    $ 2,931
         Goodwill writedown                                    --      2,924
         Inventory reserves                                   914        641
         Allowance for bad debts                              213        220
         Warranty reserves                                    119         82
         Restructuring reserves                               122         68
         Other accruals                                        55        165
                                                          -------    -------
      Total deferred tax assets                             1,525      7,031
      Less: Valuation allowance for deferred tax assets        --     (6,646)
                                                          -------    -------
                                                            1,525        385
      Deferred tax liabilities:
         Depreciation and amortization                       (437)      (385)
                                                          -------    -------
      Total deferred tax liabilities                         (437)      (385)
                                                          -------    -------
          Net deferred tax assets                         $ 1,088    $    --
                                                          =======    =======
      Balance sheet classification:
        Current assets                                    $ 1,423    $   385
        Noncurrent liabilities                               (335)      (385)
                                                          -------    -------
                                                          $ 1,088    $    --
                                                          =======    =======

At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of $8.5 million, which are available to offset future federal taxable income, if any. The federal operating loss carryforwards begin to expire in 2007 through 2017. Recognition of approximately $3.2 million of the Company's federal operating loss carryforwards may be limited pursuant to
Section 382 of the Internal Revenue Code. The December 31, 1997, a valuation allowance of $6,646,000 was established for the deferred tax assets in excess of deferred tax liabilities.

                                   RIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Significant components of the provision (benefit) for income taxes are as follows:

                                       YEAR ENDED DECEMBER 31,
                                  -----------------------------
                                   1995        1996      1997
                                  -------    -------    -------
                                         (IN THOUSANDS)
      Current:
        Federal                   $ 3,147    $(1,713)   $(1,760)
        State                         164        106         --
        Canada                        143       (380)        77
                                  -------    -------    -------
                                    3,454     (1,987)    (1,683)
                                  -------    -------    -------
      Deferred:
        Federal                       (48)      (928)       996
        State                          21         52        301
        Canada                         --         --       (209)
                                  -------    -------    -------
                                      (27)      (876)     1,088
                                  -------    -------    -------
      Total provision (benefit)   $ 3,427    $(2,863)   $  (595)
                                  =======    =======    =======

The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                     1995        1996       1997
                                                     ----        ----       ----
     U.S. federal statutory tax rate                 34.0%      (34.0%)    (34.0%)

     Change in tax rate resulting from:
        State income taxes, net of federal benefit    1.3         1.2       (1.7)
        Foreign taxes                                 0.8         0.5       (0.2)
        Nondeductible goodwill amortization           0.3         0.3        0.1
        Benefit of foreign sales corporation           --        (1.1)        --
        Valuation allowance                            --          --       32.1
        Other                                         0.1        (1.2)       0.3
                                                     ====       =====      =====
      Effective tax rate                             36.5%      (34.3%)     (3.4%)
                                                     ====       =====      =====

11.   SHAREHOLDERS' EQUITY

Preferred Stock

Series A

On December 31, 1993, the Company issued 100,000 shares of Series A 7% cumulative convertible nonvoting preferred stock for $500,000 ("Series A Preferred"). Dividends on the Series A Preferred accrue quarterly and must be paid before dividends can be declared and paid on the Company's Common Stock. In the event of liquidation, the holders of the Series A Preferred will be entitled to $5.00 per share plus unpaid dividends before any payments are made to the holders of Common Stock. The Series A Preferred is convertible at the holder's option into 200,000 shares of Common Stock. The Series A Preferred may be redeemed by the Company at $5.00 per share beginning January 1, 1999 and ending December 31, 2004. The Company has reserved 200,000 shares of Common Stock for issuance upon the conversion of the Series A Preferred.

                                   RIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Series B

On December 19, 1997, the Company issued 3,000 shares of Series B 5% Cumulative Convertible Preferred Stock for $3,000,000 ("Series B Preferred"). In connection with this transaction, the Company also issued warrants to purchase 283,720 shares of common stock for an exercise price of approximately $2.68 per share ("the Warrants"). Dividends on the Series B Preferred accrue quarterly, are payable in cash or stock and must be paid before dividends can be declared and paid on the Company's Common Stock. Portions of the Series B Preferred may be converted into the Company's Common Stock, at the option of the holders, beginning in March 1998. All the Series B Preferred automatically converts to common stock in December 2000. Subject to certain adjustments, the Series B Preferred converts to Common Stock at the lesser of $2.68 per share or 90% of the market price (as defined) of the Company's Common Stock at the time of conversion. The Company has reserved approximately 2,245,000 shares of Common Stock for issuance upon conversion of the Series B Preferred and exercise of the warrants.

The 10% discount from market price of the conversion of preferred stock is accounted for as a preferred stock dividend. The dividend is required to be included in earnings per share computations over the period from the date of issuance through the date the security is first convertible. The Company has therefore included a $30,000 preferred stock dividend in its net loss per share calculations for the year ended December 31, 1997 and will include an additional $270,000 preferred stock dividend in its net income (loss) per share for the quarter ending March 31, 1998 and the year ending December 31, 1998.

Stock Purchase Plan

In May 1995, the Company adopted an Employee Stock Purchase Plan which allows eligible employees to buy the Company's Common Stock at a 15% discount from market price utilizing payroll deductions. A total of 100,000 shares have been reserved for issuance under this Plan. During 1995, 1996 and 1997, 3,971, 11,123 and 23,600 shares of Common Stock were purchased by employees under this Plan, respectively. As of December 31, 1997, 61,306 shares were available for future sale under the Plan.

12.   STOCK-BASED COMPENSATION

The Company adopted two stock option plans in 1994 that provide for the grant of incentive and nonqualified stock options to the Company's employees, officers, and directors. At December 31, 1997, the Company had 2,103,513 shares of Common Stock reserved for issuance pursuant to these plans. Options generally vest over a four-year period commencing one year from the date of grant.

Pro forma information regarding net income (loss) per share is required by FASB Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                1995         1996         1997
                                                ----         ----         ----
Expected dividend yield                          0%            0%           0%
Expected stock price volatility               37.6%         48.5%        61.3%
Risk-free interest rate                        6.9%          6.1%         6.1%
Expected life of options in years              4.5           3.1          3.1

                                   RIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

For purposes of pro forma disclosures, the estimated weighted average value of the options granted of $3.05, $4.91 and $2.65 per share during 1995, 1996 and 1997, respectively, is amortized to expense over the options' vesting period. During the phase in period of Statement 123, which has been applied only for options granted after 1994, the effects of applying the Statement for providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding nonvested awards. The Company's pro forma information is as follows (in thousands except per share amounts):

                                                     December 31,
                                           ------------------------------------
                                              1995         1996          1997
                                           ----------  ----------   -----------
Net income (loss) - as reported            $    5,955  $   (5,490)  $  (16,695)
Net income (loss) - pro forma              $    5,459  $   (6,731)  $  (17,586)

Diluted earnings per share - as reported   $     0.59  $    (0.52)  $    (1.51)
Diluted earnings per share - pro forma     $     0.54  $    (0.64)  $    (1.59)

A summary of options granted and outstanding are as follows (in thousands except per share amounts):

                                                                      WEIGHTED AVERAGE
                                                       NUMBER OF        EXERCISE PRICE
                                                        OPTIONS            PER SHARE
                                                        -------            ---------
Balance at January 1, 1995                                  974            $ 3.65
  Granted                                                 1,067            $ 8.54
  Exercised                                                 (72)           $ 4.01
  Forfeited/Canceled                                       (114)           $ 5.70
                                                     ----------

Balance at December 31, 1995  (exercisable 237)           1,855            $ 6.32
  Granted                                                   278            $13.43
  Exercised                                                (231)           $ 4.80
  Forfeited/Canceled                                       (222)           $ 9.94
                                                     ----------

Balance at December 31, 1996  (exercisable 801)           1,680            $ 7.21
  Granted                                                   492            $ 5.74
  Exercised                                                 (98)           $ 3.17
  Forfeited/Canceled                                       (566)           $10.19
                                                     ----------

Balance at December 31, 1997 (exercisable 904)            1,508            $ 5.29
                                                     ==========

Included in the 1997 option grants are approximately 400,000 employee options repriced to $6.50 per share.

The following table summarizes information concerning currently outstanding and exercisable options:

                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                              -------------------                 -------------------
                                   WEIGHTED
                                   AVERAGE          WEIGHTED                     WEIGHTED
         RANGE OF      NUMBER      REMAINING        AVERAGE        NUMBER        AVERAGE
        EXERCISE     OUTSTANDING   CONTRACTUAL      EXERCISE     EXERCISABLE     EXERCISE
         PRICES     (IN THOUSANDS)   LIFE            PRICE      (IN THOUSANDS)    PRICE
------------------ ------------- ------------- -------------- ------------- --------------
       $2.94-$4.40          444      6.6 years        $ 3.20           390         $ 3.20
       $4.40-$6.60        1,034      7.7 years        $ 5.92           494         $ 5.65
      $6.60-$16.75           30      7.9 years        $14.63            20         $16.75
                   ------------                                -----------
                          1,508      7.4 years        $ 5.29           904         $ 4.84
                   ============                                ===========

At December 31, 1997 options to purchase 595,356 shares were available for future grant.

                                   RIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.   FOREIGN CURRENCY TRANSACTIONS

The Company enters into foreign currency forward contracts, generally with terms of 270 days or less, as a hedge against some of its foreign currency commitments. Derivative financial instruments held by the Company are generally used to manage well-defined foreign exchange and interest rate risks which occur in the normal course of business. Forward foreign exchange contracts are used by the Company to reduce the potential impact of unfavorable fluctuations in foreign exchange rates. The Company regularly has off balance sheet commitments to buy and sell foreign currencies relating to foreign exchange contracts to hedge against future currency fluctuations.

Gains and losses on foreign currency contracts not intended to hedge operating requirements are reported currently in other income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged. Counterparties to the foreign exchange contracts are typically major international financial institutions. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty. Management believes the risk of incurring such losses as a result of a default by a counterparty is remote.

During 1996 and 1997, the Company recognized losses on foreign currency contracts totaling approximately $160,000 and $17,000, respectively. The Company recognized approximately $646,000 in gains on foreign currency futures and forward contracts during the year ended December 31, 1995. These amounts are included in cost of goods sold in the accompanying statements of operations. The Company had no open foreign currency contracts as of December 31, 1997.

14.   COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under noncancelable operating leases expiring at various dates through 2003 for warehouse, manufacturing and office facilities. The leases generally require that the payments of taxes, insurance and maintenance are the responsibility of the Company.

At December 31, 1997, the Company's future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

                              (In thousands)                      Rents
                                                    Future     Receivable
                                                    Minimum       Under
                                                   Payments     Subleases
                                                  ------------ ------------
              1998                                  $1,233         $201
              1999                                   1,157          183
              2000                                   1,066          143
              2001                                     937          125
              2002                                     766           64
              Thereafter                               782           --
                                                  ------------ ------------
                                                    $5,941         $716
                                                  ============ ============

Rent expense, net of sublease income, for the years ended December 31, 1995, 1996 and 1997 was approximately $406,000, $1,042,000 and $1,053,000, respectively.

                                   RIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Class Action Lawsuit

In March 1997, a shareholder filed a lawsuit against the Company and four of its current or former officers and directors. The lawsuit alleges violations of certain federal and state securities laws, and purports to seek unspecified monetary damages on behalf of a class of shareholders who purchased the Company's Common Stock during the period of August 10, 1995 through December 30, 1996. The Company intends to defend itself vigorously, however there can be no assurance that the Company will be successful in its defense against the action. An award of damages against the Company in excess of applicable insurance, if any, the expenditure of significant sums in defense thereof or diversion of management's attention from other business concerns, could each have a material adverse effect on the Company's financial condition and results of operations.

From time to time, the Company is subject to various other pending and threatened legal actions that arise in the normal course of business. In the opinion of management, liabilities arising from these claims will not have a material effect on the financial position of the Company.

15.   EMPLOYEE BENEFIT PLANS

Beginning January 1996, the Company provided a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15% of their pre-tax earnings, subject to certain Internal Revenue Service limitations. The Company provides matching contributions which vest 20% annually over a five year period equal to 25% of each employee's contribution. The Company's 1996 and 1997 matching contributions for this plan were approximately $31,000 and $39,000, respectively.

16.   CONCENTRATION OF CREDIT RISK AND GEOGRAPHICAL INFORMATION

The Company sells its products to customers predominantly located throughout North America, Japan and Europe. The concentrations of credit risk with respect to trade receivables are considered minimal due to the Company's ongoing credit evaluations of its customers. Based on the Company's assessment of credit risk, sales in the United States and Canada are made on open credit, C.O.D., cash in advance, or by postdated check. International sales are generally made on a cash in advance or letter of credit basis. In 1995 and 1996, sales to the Company's principal Japanese distributor accounted for approximately 22% and 17% of net sales, respectively. In 1996, sales to another of the Company's Japanese distributors accounted for 12%. No one customer accounted for more than 10% of revenues in 1997.

Worldwide sales of the Company's products were (in thousands):

                                                 December 31,
                                                 ------------
                                        1995         1996         1997
                                        ----         ----         ----
      North America                    $50,212      $41,016      $24,907
      Japan                             17,051       28,470        7,989
      Europe and other                   7,587        6,242        3,579
                                     ----------    --------      --------

                                       $74,850      $75,728      $36,475
                                     ==========    ========    =========

                                   RIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


17.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                        1995          1996       1997
                                                        ----          ----       ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 Numerator:
     Net income (loss)                                $  5,955    $ (5,490)   $(16,695)
     Preferred stock dividends                             (35)        (35)        (70)
                                                      --------    --------    --------
     Numerator for basic earnings per share -
       income available to common stockholders           5,920      (5,525)    (16,765)

     Effect of dilutive securities:
        Preferred stock dividends                           35          --          --
                                                      ========    ========    ========
     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions                      $  5,955    $ (5,525)   $(16,765)
                                                      ========    ========    ========

 Denominator:
     Denominator for basic earnings per share -
       weighted average shares                           8,872      10,614      11,128

     Effect of dilutive securities: (1)
        Employee stock options                           1,060          --          --
        Convertible preferred stock                        200          --          --
                                                      --------    --------    --------
     Dilutive potential common shares                    1,260          --          --
                                                      --------    --------    --------
     Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversions                              10,132      10,614      11,128
                                                      ========    ========    ========

     Basic earnings per share                         $   0.67    $  (0.52)   $  (1.51)
                                                      ========    ========    ========
     Diluted earnings per share                       $   0.59    $  (0.52)   $  (1.51)
                                                      ========    ========    ========


(1) The effects of potential common securities are excluded from the diluted calculation for 1996 and 1997 as their effects would be antidilutive.

                                   RIDE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


18.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                FIRST     SECOND     THIRD       FOURTH
                                                -----     ------     -----       ------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996:
  Net sales                                  $ 12,777    $ 13,501    $ 35,329   $ 14,121
  Gross profit (loss)                           3,387       4,164      11,344     (4,808)(1)
  Net income (loss)                              (982)        411       3,642     (8,561)(2)
  Net income (loss) per share (basic)           (0.09)       0.04        0.34      (0.80)(4)
  Net income (loss) per share (diluted)         (0.09)       0.04        0.32      (0.80)(4)

  Balance sheet data (at end of quarter):
    Accounts receivable, net                    9,404      13,993      28,257     14,193
    Inventories                                 6,153      11,865      16,302      5,986
    Working capital                            23,584      23,411      26,920     20,941

1997:
  Net sales                                  $  5,034    $  2,525    $ 18,215   $ 10,701
  Gross profit (loss)                           1,328         664       5,824      2,002
  Net income (loss)                            (2,182)     (2,254)        661    (12,920)(3)
  Net income (loss) per share (basic)           (0.20)      (0.21)       0.06      (1.12)(4)
  Net income (loss) per share (diluted)         (0.20)      (0.21)       0.06      (1.12)(4)

  Balance sheet data (at end of quarter):
    Accounts receivable, net                    8,311       6,339      17,300     12,588
    Inventories                                 6,289      10,111      11,065      6,564
    Working capital                            18,435      15,644      16,768     15,208

(1) Includes $6.5 million inventory write-down. See Note 6.

(2) Includes $6.5 million inventory write-down and $2.5 million restructuring charge. See Note 6.

(3) Includes $8.6 million loss on impairment of goodwill. See Note 3.

(4) The 1996 and first three quarters of 1997 basic and diluted net income
    (loss) per share have been restated to comply with FASB Statement 128, "Earnings per Share," which was adopted in the fourth quarter of 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Proposal One - Election of Directors" and is incorporated herein by this reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Executive Compensation" and is incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Voting Securities and Principal Holders" and is incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND TRANSACTIONS.

The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

                                         PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

         1.  Financial Statements.

                                                                             Form 10-K
                                                                            Page Number

                 A.  Report of Ernst & Young LLP, Independent Auditors. .

                 B.  Consolidated Balance Sheets as of December 31, 1996
               and 1997 . . . . . . . . . . . . . . . . . . . . . . . . .

                 C.  Consolidated Statements of Operations for the years
               ended December 31, 1995, 1996 and 1997. . . . . . . . . .

                 D. Consolidated Statements of Shareholders' Equity for
               the years ended December 31, 1995, 1996 and 1997. . . . .

                 E.  Consolidated Statements of Cash Flows for the years
               ended December 31, 1995, 1996 and 1997. . . . . . . . . .

                 F.  Notes to Consolidated Financial Statements. . . . .


         2.   Financial Statement Schedules.

                                                                             Form 10-K
                                                                            Page Number
               Schedule II - Valuation and Qualifying Accounts. . . . . .

         Financial statements and schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements or notes thereto.


         3.  Exhibits.

   Exhibit No.                        Description

       3.1       Restated Articles of Incorporation and Certificate of
                 Designation of Relative Rights and Preferences of the Series A
                 7% Cumulative Nonvoting Preferred Stock (1)
       3.2       Bylaws of the Company (1)
       3.3       Articles of Amendment to Articles of Incorporation (9)
       3.4       Articles of Amendment to Articles of Incorporation (11)
       3.5       Articles of Correction (12)
       3.6       Amendment to Certificate of Designation of Relative Rights and
                 Preferences of the Series A 7% Cumulative Nonvoting Preferred
                 Stock (26)

       3.7       Certificate of Designation of Relative Rights and Preferences
                 of the Series B 5% Cumulative Convertible Nonvoting Preferred
                 Stock (27)
       4.1       Article VI of the Articles of Incorporation regarding
                 Shareholder Rights (See Exhibit 3.1) (1)
       4.2       Article VIII of the Articles of Incorporation regarding Voting
                 Rights (See Exhibit 3.1) (1)
       4.3       Specimen Stock Certificate (2)
      10.10      Exclusive Distributorship Agreement dated December 7, 1992, by and between Ride Snowboard Company and Far East Trading Co.,
                 Ltd.
                 (3)
      10.24      Exchange Agreement dated December 31, 1993, between Ride
                 Snowboard Company and Mark M. Salter (1)
      10.25      Employment Agreement, dated August 18, 1994, by and between
                 Ride Snowboard Company and James J. Salter (4)

      10.26      Form of Employment Agreement between Ride Snowboard Company and Roger
                 B. Madison, Jr.(1)
      10.27      Employment Agreement, dated January 1, 1995, by and between
                 Ride Snowboard Company and Timothy G. Pogue(7)
      10.28      Form of Ride Snowboard Company 1994 Stock Option Plan(1)
      10.29      Form of Ride Snowboard Company 1994 Directors' Nonqualified
                 Stock Option Plan(1)
      10.30      Lease Agreement with Teachers Insurance & Annuity Association dated
                 January 10, 1994(1)
      10.32      Amended Form of Underwriting Agreement(5)
      10.34      Standard Form Multiple Occupancy Lease, dated November 29,
                 1994, by and between Ride Snowboard Company and BDC Preston
                 Properties One Limited Partnership(6)
      10.35      Business Loan Agreement, dated June 30, 1997, by and between
                 Ride, Inc. and U.S. Bank of Washington, N.A.(25)
      10.36      Stock Purchase Agreement, dated August 18, 1994, between Ride
                 Snowboard Company and James J. Salter, the James Salter Family
                 Trust, Kenneth Finkelstein Family Trust, The Snow Trust, Robert
                 Marcovitch, Kerry Wasserman, Rick Clarfield, Howard Cohen, Gary
                 Kell, Sandra Pelegrin, Alan Langer, Dan Opyc, C.A.S. Sports
                 International, Inc. and C.A.S. Sports Agency, Inc.(8)
      10.45      Ride Snowboard Company 1995 Employee Stock Purchase Plan(9)
      10.46      Ride Snowboard Company 1995 Foreign Subsidiary Employee Stock
                 Purchase Plan(9)
      10.47*     Exclusive OEM Agreement, dated July 26, 1995, by and between
                 Ride Snowboard Company and Straight Line Water Sports, Inc.(11)
      10.48      Employment Agreement, dated September 1, 1995, between the
                 Company and David A. Janes, Jr.(13)
      10.49      Employment Agreement, dated September 1, 1995, between the
                 Company and Bernard Gervasoni(13)
      10.50      Employment Agreement, dated October 19, 1995, between the
                 Company and David Milo Myers(14)
      10.51      Registration Rights Agreement dated October 19, 1995, between the Company and David Milo Myers, Lawrence Kraus and Michael
                 Wise(14)
      10.52      Stock Purchase Agreement, dated September 1, 1995, between the
                 Company and the shareholders and option holders of 5150
                 Snowboards, Inc. and Thermal Snowboards, Inc.(15)
      10.53      Asset Purchase Agreement, dated October 19, 1995, among the
                 Company, Sex Money Power Clothing, Inc., David Milo Myers,
                 Lawrence Kraus and Michael Wise(16)
      10.54      Form of Underwriting Agreement by and between the Company and
                 Hambrecht & Quist LLC and Dain Bosworth Incorporated(17)
      10.55*     Amendment No.1 to Exclusive Distributorship Agreement, dated
                 October 24, 1995, by and between Ride Snowboard Company, 5150
                 Snowboards, Inc., SMP

                 Clothing, Inc. and Far East Trading Company Ltd.(18)
      10.56 Employment Agreement, dated October 14, 1995, by and between the Company and Kenneth J. Finkelstein(19)
      10.57      Employment Agreement, dated January 1, 1996, by and between
                 C.A.S. Sports International, Inc. and Robert F. Marcovitch(19)
      10.58 First Amendment, dated August 4, 1995, to Lease Agreement by and between Ride Snowboard Company and BDC Preston Properties
                 One Limited Partnership(19)
      10.59 Second Amendment, dated November 21, 1995, to Lease Agreement by and between Ride Snowboard Company and BDC Preston
                 Properties One Limited Partnership(19)
      10.60 Third Amendment, dated March 26, 1996, to Lease Agreement by and between Ride Snowboard Company and BDC Preston Properties
                 One Limited Partnership(19)
      10.61      Amendment No. 2 to Exclusive Distributorship Agreement, dated
                 March 1996, by and between Ride Snowboard Company, SMP
                 Clothing, Inc. and Far East Trading Company Ltd.(20)
      10.63      Agreement, dated May 7, 1996, by and between Ride, Inc. and
                 James J. Salter(21)
      10.64      Agreement, dated August 2, 1996, by and between Ride, Inc. and
                 Kenneth J. Finkelstein(21)
      10.65      Agreement, dated August 7, 1996, by and between Ride, Inc. and
                 Robert E. Hall(21)
      10.66 Stock Purchase Agreement, dated October 11, 1996, by and between Ride, Inc. and Gen-X Equipment, Inc.(22)
      10.67      Amendment No. 1 to Resignation Agreement, dated October 11,
                 1996, by and between Ride, Inc. and James J. Salter.(22)
      10.68      Amendment No. 1 to Resignation Agreement, dated October 11,
                 1996, by and between Ride, Inc. and Kenneth J. Finkelstein.(22)
      10.69 Resignation and Release Agreement, dated October 28, 1996, by and between Ride, Inc. and Timothy G. Pogue(23)
      10.70      Letter agreement, dated December 6, 1996, by and between Ride
                 Inc. and Straight Line Water Sports, Inc.(23)
      10.71      Letter agreement, dated December 12, 1996, by and between Ride
                 Inc. and Straight Line Water Sports, Inc.(23)
      10.72* Financial Advisory Agreement, dated January 15, 1997, by and between Ride, Inc. and Roger Madison, Jr.(24)
      10.73      Asset Purchase Agreement, dated July 15, 1997, by and between
                 Ride, Inc. and Galena Creek Trading Company, Inc. (dba Smiley
                 Hats)(25)
      10.74      Subscription Agreement, dated December 19, 1997 by and between
                 Ride, Inc. and Advantage Fund II, Ltd.(28)
      10.75 Registration Rights Agreement, dated December 19, 1997 by and between Ride, Inc. and Advantage Fund II, Ltd.(28)

      10.76      Warrant Agreement, dated December 18, 1997 by and between Ride,
                 Inc. and Rochon Capital Group, Ltd.(28)
      10.77 Placement Agency Agreement, dated December 18, 1997 by and between Ride, Inc. and Rochon Capital Group, Ltd.(28)
      10.78      Common Stock Purchase Warrant issued to Advantage Fund II, Ltd.
                 dated December 19, 1997(28)
      10.79      Common Stock Purchase Warrant issued to Rochon Capital Group,
                 Ltd. dated December 19, 1997(29)
       21.1      Schedule of Subsidiaries of Ride, Inc.
       23.1      Consent of Ernst & Young LLP, Independent Auditors
       27.1      Financial Data Schedule


-----------------------

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

(25) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(26)    Exhibit is incorporated by reference to exhibit 4.6 to the Company's Current Report on
        Form 8-K, dated January 8, 1998.

(27)    Exhibit is incorporated by reference to exhibit 4.5 to the Company's Current Report on
        Form 8-K, dated January 8, 1998.

(28) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Current Report on Form 8-K, dated January 8, 1998.

(29)    Exhibit is incorporated by reference to exhibit 4.4 to the Company's Current Report on
        Form 8-K, dated January 8, 1998.

* Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for Confidential
        Treatment.

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K, dated December 19, 1997, related to the private placement of Series B Convertible Preferred Stock.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       RIDE, INC.
       -----------------------------------
           (Registrant)

       /s/ ROBERT E. HALL
       -----------------------------------
                 Robert E. Hall
      Chief Executive Officer and President

DATE:  March 12, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated

/s/  ROBERT E. HALL          Chief Executive Officer, President and Director    Date:  March 12, 1998
--------------------------
     Robert E. Hall          (Principal Executive Officer)

/s/  G. SCOTT STEWART        Sr. Vice President and Chief Financial Officer     Date:  March 12, 1998
--------------------------
     G. Scott Stewart        (Principal Financial and Accounting Officer)

/s/  MARK M. SALTER          Director                                           Date:  March 12, 1998
--------------------------
     Mark M. Salter

/s/  CORY J. HECHLER         Director                                           Date:  March 12, 1998
--------------------------
     Cory J. Hechler

/s/  GERALD B. WASSERMAN     Director                                           Date:  March 12, 1998
--------------------------
     Gerald B. Wasserman


                                          EXHIBIT INDEX


                                                                    Manual
Exhibit No.  Description                                            Page No.
-----------  -----------                                            --------

21.1        Schedule of Subsidiaries

23.1        Consent of Ernst & Young LLP, Independent Auditors

27.1        Financial Data Schedule

                                   RIDE, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


              COL. A                 COL. B              COL. C                COL. D       COL. E
              ------                 ------              ------                ------       ------

                                                          Additions
                                                 -----------------------------
                                                                 Charged to
                                       Balance at  Charged to      Other                     Balance at
                                       Beginning   Costs and      Accounts-    Deductions-   End of
           Description                 of Period    Expenses      Describe     Describe      Period
           -----------                 ---------    --------      --------     ---------     ------
YEAR ENDED DECEMBER 31, 1997
     Reserves and allowances deducted
        from asset accounts
        Allowance for bad debts        $  655      $  361         $109(1)       $  200(2)     $  925
        Inventory reserves             $5,916                     $ 42(1)       $3,919(3)     $2,039

YEAR ENDED DECEMBER 31, 1996
     Reserves and allowances deducted
        from asset accounts
        Allowance for bad debts        $  359      $  495                       $  199(2)     $  655
        Inventory reserves             $  100      $6,500                       $  684(3)     $5,916

YEAR ENDED DECEMBER 31, 1995
     Reserves and allowances deducted
        from asset accounts
        Allowance for bad debts        $  143      $  253         $ 44(1)       $   81(2)    $  359
        Inventory reserves             $   --      $   60         $130(1)       $   90(3)    $  100


(1) Amounts acquired in purchase acquisitions.

(2) Uncollectible accounts written off, net of recoveries.

(3) Cost of goods sold in excess of net realized value and obsolete inventories written off, net of recoveries.