Form 10-K/A
period 1997-12-31
RIDE INC
filed 1998-03-25
CIK 917734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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


Also included in operating expenses in 1997 is an $8.6 million loss on impairment of goodwill. FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, requires the Company to periodically review the events and circumstances affecting its operations for indications that the Company's long-lived assets might be impaired. During the fourth quarter of 1997, the Company determined that reorders for its primary products would not meet previously anticipated levels and the Company realized pricing pressure on its lower-end products, thus suggesting that the Company's current production capacity and infrastructure were underutilized. Based on this evaluation, the Company determined that the $13.9 million of goodwill associated with its acquisitions of CAS, SMP and Ride Manufacturing was impaired and wrote it down by $8.6 million. The Company's estimates of the discounted cash flows expected to be generated from these entities indicate that the remaining carrying amounts are expected to be recovered. However, it is possible that the current industry oversupply of snowboard products may be a sign of a permanent shift in demand and there can be no assurance that the carrying value of the goodwill associated with these acquisitions will be fully recoverable. Operating expenses in 1996 included $2.5 million in restructuring charges associated with the moving the Company's snowboard binding operations offshore and the withdrawal of snowboard production from two outside snowboard manufacturers. The primary components of the restructuring charges are write-offs of abandoned equipment, tooling and leasehold improvements, accrual of future lease costs and vendor cancellation fees.


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


3.    LOSS ON IMPAIRMENT

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, the Company periodically reviews the events and circumstances affecting its operations for indicatons that the Company's long-lived assets might be impaired. During the fourth quarter of 1997, the Company determined that reorders for its primary products would not meet previously anticipated levels and the Company realized pricing pressure on its lower-end products, thus suggesting that the Company's current production capacity and infrastructure were underutilized. Based on this evaluation, the Company determined that the $13.9 million of goodwill associated with its acquisitions of CAS, SMP and Ride Manufacturing was impaired and wrote it down by $8.6 million. The Company's estimates of the discounted cash flows expected to be generated from these entities indicate that the remaining carrying amounts are expected to be recovered. However, it is possible that the current industry oversupply of snowboard products may be a sign of a permanent demand shift and there can be no assurance that the carrying value of the goodwill related to these acquisitions will be recoverable.


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


         3.  Exhibits.

   Exhibit No.                        Description


       3.1       Restated Articles of Incorporation and Certificate of
                 Designation of Relative Rights and Preferences of the Series A
                 7% Cumulative Nonvoting Preferred Stock (1)
       3.2       Bylaws of the Company (1)
       3.3       Articles of Amendment to Articles of Incorporation (4)
       3.4       Articles of Amendment to Articles of Incorporation (5)
       3.5       Articles of Correction (6)
       3.6       Amendment to Certificate of Designation of Relative Rights and
                 Preferences of the Series A 7% Cumulative Nonvoting Preferred
                 Stock (15)


       3.7 Certificate of Designation of Relative Rights and Preferences of the Series B 5% Cumulative Convertible Nonvoting Preferred
                 Stock (16)
       4.1       Article VI of the Articles of Incorporation regarding
                 Shareholder Rights (See Exhibit 3.1) (1)
       4.2       Article VIII of the Articles of Incorporation regarding Voting
                 Rights (See Exhibit 3.1) (1)
       4.3       Specimen Stock Certificate (2)

      10.28      Form of Ride Snowboard Company 1994 Stock Option Plan(1)
      10.29      Form of Ride Snowboard Company 1994 Directors' Nonqualified
                 Stock Option Plan(1)
      10.34      Standard Form Multiple Occupancy Lease, dated November 29,
                 1994, by and between Ride Snowboard Company and BDC Preston
                 Properties One Limited Partnership(3)
      10.35      Business Loan Agreement, dated June 30, 1997, by and between
                 Ride, Inc. and U.S. Bank of Washington, N.A.(14)
      10.45      Ride Snowboard Company 1995 Employee Stock Purchase Plan(4)
      10.46      Ride Snowboard Company 1995 Foreign Subsidiary Employee Stock
                 Purchase Plan(4)
      10.49      Employment Agreement, dated September 1, 1995, between the
                 Company and Bernard Gervasoni(7)
      10.50      Employment Agreement, dated October 19, 1995, between the
                 Company and David Milo Myers(8)
      10.51 Registration Rights Agreement dated October 19, 1995, between the Company and David Milo Myers, Lawrence Kraus and Michael
                 Wise(8)

      10.57      Employment Agreement, dated January 1, 1996, by and between
                 C.A.S. Sports International, Inc. and Robert F. Marcovitch(9)
      10.58 First Amendment, dated August 4, 1995, to Lease Agreement by and between Ride Snowboard Company and BDC Preston Properties
                 One Limited Partnership(9)
      10.59 Second Amendment, dated November 21, 1995, to Lease Agreement by and between Ride Snowboard Company and BDC Preston
                 Properties One Limited Partnership(9)
      10.60 Third Amendment, dated March 26, 1996, to Lease Agreement by and between Ride Snowboard Company and BDC Preston Properties
                 One Limited Partnership(9)
      10.63      Agreement, dated May 7, 1996, by and between Ride, Inc. and
                 James J. Salter(10)
      10.64      Agreement, dated August 2, 1996, by and between Ride, Inc. and
                 Kenneth J. Finkelstein(10)
      10.65      Agreement, dated August 7, 1996, by and between Ride, Inc. and
                 Robert E. Hall(10)
      10.66 Stock Purchase Agreement, dated October 11, 1996, by and between Ride, Inc. and Gen-X Equipment, Inc.(11)
      10.67      Amendment No. 1 to Resignation Agreement, dated October 11,
                 1996, by and between Ride, Inc. and James J. Salter.(11)
      10.68      Amendment No. 1 to Resignation Agreement, dated October 11,
                 1996, by and between Ride, Inc. and Kenneth J. Finkelstein.(11)
      10.69 Resignation and Release Agreement, dated October 28, 1996, by and between Ride, Inc. and Timothy G. Pogue(12)
      10.72* Financial Advisory Agreement, dated January 15, 1997, by and between Ride, Inc. and Roger Madison, Jr.(13)
      10.73      Asset Purchase Agreement, dated July 15, 1997, by and between
                 Ride, Inc. and Galena Creek Trading Company, Inc. (dba Smiley
                 Hats)(14)
      10.74      Subscription Agreement, dated December 19, 1997 by and between
                 Ride, Inc. and Advantage Fund II, Ltd.(17)
      10.75 Registration Rights Agreement, dated December 19, 1997 by and between Ride, Inc. and Advantage Fund II, Ltd.(17)

      10.76      Warrant Agreement, dated December 18, 1997 by and between Ride,
                 Inc. and Rochon Capital Group, Ltd.(17)
      10.77 Placement Agency Agreement, dated December 18, 1997 by and between Ride, Inc. and Rochon Capital Group, Ltd.(17)
      10.78      Common Stock Purchase Warrant issued to Advantage Fund II, Ltd.
                 dated December 19, 1997(17)
      10.79      Common Stock Purchase Warrant issued to Rochon Capital Group,
                 Ltd. dated December 19, 1997(18)
       21.1      Schedule of Subsidiaries of Ride, Inc.
       23.1      Consent of Ernst & Young LLP, Independent Auditors
       27.1      Financial Data Schedule


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

(5) Exhibit is incorporated by reference to an identically numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1, file no. 33-94814.




(6) Exhibit is incorporated by reference to an identically numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1, file no. 33-94814.

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

(12) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1996.

(13) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

(14) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(15)    Exhibit is incorporated by reference to exhibit 4.6 to the Company's
        Current Report on Form 8-K, dated January 8, 1998.

(16)    Exhibit is incorporated by reference to exhibit 4.5 to the Company's
        Current Report on Form 8-K, dated January 8, 1998.

(17) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Current Report on Form 8-K, dated January 8, 1998.




(18)    Exhibit is incorporated by reference to exhibit 4.4 to the Company's Current Report on
        Form 8-K, dated January 8, 1998.

* Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for Confidential
        Treatment.


(b)  Reports on Form 8-K

The Company filed a report on Form 8-K, dated December 19, 1997, related to the private placement of Series B Convertible Preferred Stock.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.



       RIDE, INC.
       -----------------------------------
           (Registrant)

       /s/ ROBERT E. HALL
       -----------------------------------
                 Robert E. Hall
      Chief Executive Officer and President

DATE:  March 24, 1998

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