Form 10-Q
period 1998-03-31
RIDE INC
filed 1998-05-15
CIK 917734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
        ________________


Commission File Number:  1-13042


                                   RIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Washington                                   91-1571027
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


       8160 304th Avenue Southeast
           Preston, Washington                         98050
----------------------------------------             ----------
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

Common Stock, without par value -- 12,197,220 as of April 30, 1998

                                      INDEX

                                   RIDE, INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets -- March 31, 1998 and December 31, 1997

        Condensed consolidated statements of operations -- Three months ended March 31, 1998 and 1997

        Condensed consolidated statements of cash flows -- Three months ended March 31, 1998 and 1997

        Notes to condensed consolidated financial statements -- March 31, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                   RIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     March 31,        December 31,
                                                                       1998               1997
                                                                   (Unaudited)
                                                                   -------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $        492       $      1,332
     Receivables, less allowance for doubtful accounts of
         $868 at March 31, 1998 and $925 at
         December 31, 1997                                                5,990             12,588
     Inventories                                                          7,766              6,564
     Prepaid expenses and other current assets                              709                728
     Income taxes receivable                                              1,569              1,569
     Deferred tax assets                                                    385                385
                                                                   -------------------------------

           Total current assets                                          16,911             23,166

Plant and equipment, net of accumulated depreciation                      5,663              5,670
Notes receivable                                                          1,500              1,600
Goodwill, net of accumulated amortization                                 9,302              9,358
Other assets                                                              1,247              1,201
                                                                   -------------------------------

Total assets                                                       $     34,623       $     40,995
                                                                   ===============================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $      2,983       $      3,719
     Accrued expenses and other current liabilities                       1,577              1,555
     Short-term borrowings                                                1,100              1,995
     Notes payable                                                           86                689
                                                                   -------------------------------

           Total current liabilities                                      5,746              7,958

Other long-term liabilities                                               1,373              1,582
Deferred income taxes                                                       385                385

Shareholders' equity:
     Preferred stock                                                      3,577              3,341
     Common stock                                                        42,502             42,393
     Cumulative translation adjustment                                     (125)              (125)
     Retained deficit                                                   (18,835)           (14,539)
                                                                   -------------------------------

           Total shareholders' equity                                    27,119             31,070
                                                                   -------------------------------

Total liabilities and shareholders' equity                         $     34,623       $     40,995
                                                                   ===============================


See accompanying notes

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Three months ended March 31,
                                                      ---------------------------
                                                        1998               1997
                                                      ---------------------------

Net sales                                             $  4,427           $  5,034
Cost of goods sold                                       3,550              3,706
                                                      ---------------------------
Gross profit                                               877              1,328

Selling, general and administrative expenses             4,863              4,708
                                                      ---------------------------
Operating loss                                          (3,986)            (3,380)

Interest income                                             47                 58
Interest expense                                           (41)               (12)
                                                      ---------------------------
Loss before income taxes                                (3,980)            (3,334)

Income tax benefit                                          --              1,152
                                                      ---------------------------

Net loss                                              $ (3,980)          $ (2,182)
                                                      ===========================

Per share:
     Basic                                            $  (0.35)          ($  0.20)
     Diluted                                          $  (0.35)          ($  0.20)


Weighted average common shares outstanding:
     Basic                                              12,121             10,771
     Diluted                                            12,121             10,771


See accompanying notes

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        Three months ended March 31,
                                                                        ----------------------------
                                                                           1998              1997
                                                                        ----------------------------

Net cash provided by (used in) operating activities                     $    1,102        $   (1,205)

INVESTING ACTIVITIES:
     Purchase of plant and equipment                                          (310)             (428)
     Payments received on notes receivable                                     100                --
     Other                                                                     (54)              (18)
                                                                        ----------------------------

           Net cash used in investing activities                              (264)             (446)

Financing Activities:
     Repayment of line of credit                                              (895)               --
     Repayments of notes payable and long-term debt                           (746)              (26)
     Dividends paid on preferred stock                                          (9)               (9)
     Other                                                                     (28)               51
                                                                        ----------------------------

           Net cash (used in) provided by financing activities              (1,678)               16
                                                                        ----------------------------

Net decrease in cash and cash equivalents                                     (840)           (1,635)
Cash and cash equivalents at beginning of period                             1,332             3,232
                                                                        ----------------------------

Cash and cash equivalents at end of period                              $      492        $    1,597
                                                                        ============================

SUPPLEMENTAL DISCLOSURE:
     Cash paid for income taxes                                                 --        $       63
     Cash paid for interest                                             $       41        $       16

NONCASH FINANCING ACTIVITIES:
     Preferred stock dividends declared but not paid                    $        9        $        9
     Common stock issued to repay notes payable                         $       66                --


See accompanying notes

                                   RIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Ride, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are highly seasonal, occurring primarily between June and December as its products are shipped to customers. The results of operations for the three months ended March 31, 1998, therefore may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. All amounts are stated in US dollars.

As of January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholder's equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. During the first quarter of 1998 and 1997, total comprehensive loss, which includes net loss and other comprehensive income, amounted to $3,980,000 and $2,182,000, respectively.

2.   INVENTORIES

Inventories at  March 31, 1998 and December 31, 1997 consisted of the following:

                                            March 31,       December 31,
                                              1998              1997
                                           ----------------------------
                                                   (In thousands)

Finished goods                             $    5,749        $    6,186
Raw materials and work in process               3,277             2,417
Obsolescence reserve                           (1,260)           (2,039)
                                           ----------------------------
                                           $    7,766        $    6,564
                                           ============================

3.   LINE OF CREDIT

Ride has an $8.0 million revolving credit line arrangement with a bank to finance its import letters of credit and working capital needs. Advances on the line bear interest at 1% over the bank's prime rate. At March 31, 1998, the Company had outstanding advances of $1,100,000 and $892,000 in outstanding import letters of credit drawn against this line. The line of credit has certain operating covenants, including financial ratios, working capital restrictions and restrictions on payment of dividends on the Company's Common Stock. At March 31, 1998, the Company was not in compliance with certain of its operating covenants. The Company is negotiating with the bank to waive non-compliance or to amend the agreement, however there can be no assurance that the bank will not declare a default under the line of credit agreement. The line is collateralized by substantially all the assets of the Company.

                                   RIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                   (UNAUDITED)


The line of credit expires on June 30, 1998 at which time theCompany will need to renew or replace the line of credit. In the event that the Company is unable to renew its line of credit, the Company will seek other sources of working capital financing including, but not limited to, other bank lines of credit, asset-based borrowing, long-term debt or additional equity. There can be no assurance that such alternative sources will be available on favorable terms or at all. The Company's inability to successfully renew or replace its line of credit would have a material adverse impact on the Company's financial condition and could require the Company to reduce its expenditures, curtail certain operations, or dispose of operating assets in order to enable it to continue its operations.

The Company anticipates that in order to maintain its current scope of operations, its need for import letters of credit and working capital prior to June 30, 1998 will exceed the $8.0 million currently available under its line of credit agreement. The Company is negotiating with its bank to restructure the line to increase the available borrowings under the line of credit prior to June 30, 1998, however there can be no assurance that such borrowings will be available or on terms favorable to the Company. The Company's inability to increase its available borrowings would require the Company to reduce its expenditures and cause it to curtail certain operations.

4.   NEW ACCOUNTING PRONOUNCEMENTS

The FASB recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 establishes standards for the way public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for annual financial statements for fiscal years beginning after December 15, 1997. This statement will have no impact on the Company's results of operations, financial position or cash flows.

5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three months ended March 31,
                                                                    ------------------------------
                                                                       1998               1997
                                                                    ------------------------------

Numerator:
    Net loss                                                        $    (3,980)       $    (2,182)
    Preferred stock dividends                                              (316)                (9)
                                                                    ------------------------------
    Numerator for basic and diluted earnings per share-
      income available to common stockholders                       $    (4,296)       $    (2,191)
                                                                    ==============================

Denominator:
    Denominator for basic and diluted earnings per share -
      weighted average shares (1)                                        12,121             10,771
                                                                    ==============================

    Basic earnings per share                                        $     (0.35)       $     (0.20)
                                                                    ==============================
    Diluted earnings per share                                      $     (0.35)       $     (0.20)
                                                                    ==============================

(1) The effects of potential common securities are excluded from the diluted calculations, as their effects would be antidilutive.

6.  CHANGE TO FISCAL YEAR END

On April 22, 1998, the Company's Board of Directors approved a change in the Company's year end for financial reporting from December 31 to a July 1 through June 30 fiscal year. A report covering the six-month transition period of January 1, 1998 through June 30, 1998 will be filed on Form 10-K no later than September 28, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, consolidation of operations of newly acquired businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Factors that could cause such future events or actual results to differ include, but are not limited to, those set forth in the section entitled "Business--Risk Factors" in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997 and the financing needs discussed in the "Liquidity and Capital Resources" section below.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof.

GENERAL

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

The Company's operations vary significantly during the year based on the winter sports season. The season for winter sports, which includes snowboarding, typically runs from November through March in northern hemisphere markets. Accordingly, the Company generates the majority of its sales in the third and fourth quarters, as snowboard retailers time their purchases to meet expected retail demand. Because relatively lower net sales are generated in the first and second quarters of the year, the Company expects to incur operating losses in the first half of the year.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED WITH QUARTER ENDED MARCH 31, 1997

Net sales in the first quarter of 1998 were $4.4 million compared to $5.0 million in the first quarter of 1997. The Company's first quarter sales are typically derived from closeout and sample sales of winter-sports products and shipments of in-line summer-sports equipment and apparel. The decline in sales for the quarter ended March 31, 1998 was due to lower volumes of closeout sales resulting from lower levels of finished goods inventory remaining at the end of the 1997-1998 winter season, lower volumes of apparel shipments to Japan due to soft market conditions, offset in part by sales of the Company's new wakeboard products.

Hard goods (defined as snowboards, wakeboards, bindings, boots and skateboards) represented 66% of first quarter 1998 net sales while soft goods (apparel and accessories) made up 34%. For the first quarter of 1997, hard goods comprised 49% of sales and soft goods 51%. The increase in hardgoods sales is attributable to the addition of the Company's wakeboard line in 1998 and the decline in apparel sales in Japan. For the first quarter of 1998, sales in North America made up 78% of total sales with international sales comprising the remaining 22%. For the first quarter of 1997, sales in North America comprised 72% of total sales and international sales comprised 28%. The decrease in international sales in the first quarter of 1998 was primarily the result of the decline in apparel sales in the Japanese marketplace.

Gross margins for the three months ended March 31, 1998 were 20% compared to 26% for the same period in 1997. Gross margins were negatively impacted in 1998 by lower sales of higher margin apparel products to Asia and lower margins on sales of closeout products.

Selling, general and administrative expenses increased for the first quarter of 1998 to $4.9 million from $4.7 million in the first quarter of 1997. This increase was due to additional selling and marketing expenses associated with the Company's 1997 acquisitions of Device, Smiley and US2. Selling, general and administrative expenses in the first quarter of the year include seasonal amounts associated with the major industry trade shows and new product introductions.

Interest income decreased to $47,000 in the first quarter of 1998 compared with $58,000 for the first quarter of 1997. The decrease was due to overall lower invested cash balances in the first quarter of 1998 as compared to the same period in 1997. Interest expense increased from $12,000 in the first quarter of 1997 to $41,000 in the first quarter of 1998 due to higher overall balances outstanding on the Company's line of credit as compared to same period in 1997.

The Company is in a net operating loss carryforward position and was therefore not able to recognize a tax benefit on its first quarter 1998 net loss.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarters of both 1998 and 1997, the Company financed its operations primarily through cash balances on hand and collection of year-end receivables. In addition, in the first quarter of 1998, the Company financed its operations with its line of credit. Net cash provided by operating activities totaled approximately $1.1 million in the first quarter of 1998 compared with net cash used in operations of $1.2 million in the comparable period of 1997. This increase was due to primarily to increased cash collections on accounts receivable compared to the same period in 1997, a lower decline in accounts payable and accrued expenses than in 1997 and the recognition of a $1.2 million tax benefit in 1997 not available in 1998. Net cash used in investing activities totaled $264,000 during the first quarter of 1998 compared to $446,000 in the first quarter of 1997. The 1998 quarter includes approximately $310,000 in capital expenditures, offset by $100,000 in cash receipts on notes receivable compared to capital expenditures of $428,000 in the first quarter of 1997. A significant portion of both 1998 and 1997 first quarter capital expenditures are associated with molds and tooling for snowboards and snowboard bindings. Net cash used in financing activities totaled $1.7 million in the first quarter of 1998 compared with net cash provided by financing activities of $16,000 in the comparable period of 1997. During the first quarter of 1998, the Company reduced its net borrowings on its line of credit by $895,000 and repaid notes payable associated with its acquisition of US2.

The Company has an $8.0 million revolving line of credit arrangement with a bank to finance import letters of credit and working capital needs. Advances on the line bear interest at 1% over the bank's prime rate. At April 30, 1998, the Company had approximately $3.7 million in outstanding import letters of credit and direct advances of $2.7 million drawn against this line. The line of credit has certain operating covenants, including financial ratios, working capital restrictions and restrictions on payment of dividends on the Company's Common Stock. At March 31, 1998, the Company was not in compliance with certain of its operating covenants. The Company is negotiating with the bank to waive non-compliance or to amend the agreement, however there can be no assurance that the bank will not declare a default under the line of credit agreement. As discussed, the line of credit expires on June 30, 1998 at which time the Company will need to renew or replace the line of credit. In the event that the Company is unable to renew its line of credit, the Company will seek other sources of working capital financing including, but not limited to, other bank lines of credit, asset-based borrowing, long-term debt or additional equity. There can be no assurance that such alternative sources will be available on favorable terms or at all. The Company's inability to successfully renew or replace its line of credit would have a material adverse impact on the Company's financial condition and could require the Company to reduce its expenditures, curtail certain operations, or dispose of operating assets in order to enable it to continue its operations.

The Company anticipates that in order to maintain its current scope of operations, its need for import letters of credit and working capital prior to June 30, 1998 will exceed the $8.0 million currently available under its line of credit agreement. The Company is negotiating with its bank to restructure the line to increase the available borrowings under the line of credit prior to June 30, 1998, however there can be no assurance that such borrowings will be available or on terms favorable to the Company. The Company's inability to increase its available borrowings would require the Company to reduce its expenditures and cause it to curtail certain operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

(a)     Exhibits.

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

        10.45   Ride Snowboard Company 1995 Employee Stock Purchase Plan(4)

        10.46 Ride Snowboard Company 1995 Foreign Subsidiary Employee Stock Purchase Plan(4)

   EXHIBIT NO.                          DESCRIPTION
   -----------                          -----------

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

(b)     Reports on Form 8-K

The Company filed a report on Form 8-K, dated April 22, 1998, related to the change of the Company's year-end from December 31 to June 30.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         RIDE, INC.
         ---------------------
         (Registrant)




Dated:   May 15, 1998            By  /s/ Robert E. Hall
                                     -----------------------------------------
                                     Robert E. Hall
                                     President and Chief Executive Officer





Dated:   May 15, 1998            By  /s/  G. Scott Stewart
                                     -----------------------------------------
                                     G. Scott Stewart
                                     Senior Vice President and Chief
                                     Financial Officer
                                     (Principle Accounting Officer)