Form 10-K405
period 1998-06-30
RIDE INC
filed 1998-09-28
CIK 917734

                                      UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                             OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 1998 TO JUNE 30, 1998

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of September 23, 1998, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was $12,618,749 based on the closing sale price of the registrant's Common Stock on the Nasdaq Stock Market.

   As of September 23, 1998, the number of shares of the registrant's Common Stock outstanding was 12,618,749.

                           DOCUMENTS INCORPORATED BY REFERENCE:

(1)   NONE

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

                                          PART I

ITEM 1. BUSINESS

INTRODUCTION

   Ride, Inc. (the "Company") is a leading designer, manufacturer and marketer of contemporary sporting goods equipment and apparel for snowboard and wakeboard consumers. The Company markets its equipment and apparel throughout the world under multiple brands specifically targeted to serve certain price points, product lines and distribution channels. This report on Form 10-K is being filed as a result of the change in the Company's fiscal year end from December 31 to June 30, beginning with the six month period ended June 30, 1998. The change in fiscal year end was made to more closely align the Company's accounting and reporting practices with its product cycle. References herein to "fiscal 1998" refer to the period January 1, 1998 to June 30, 1998.

   The Company was founded in September 1992 and acts as a holding company for the following subsidiaries: Ride Snowboard Company ("Ride Snowboards"), Ride Manufacturing, Inc. ("Ride Manufacturing"), Ride Canada, Inc. ("Ride Canada"), SMP Clothing, Inc. ("SMP"), Smiley Hats, Inc. ("Smiley"), and Carve, Inc. d/b/a US2 Sports ("US2"). The Company acquired C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (collectively, "CAS") in August 1994. The Company acquired Ride Manufacturing and 5150 Snowboards, Inc. ("5150") and SMP in September and October 1995, respectively. The Company later merged 5150 with and into Ride Snowboards. In October 1996, the Company transferred certain of its assets and liabilities of the CAS business to Ride Canada and Ride Snowboards, and sold the CAS entities. In June 1997, the Company acquired substantially all of the assets (except cash and accounts receivable) and liabilities of Device Mfg Corp. ("Device") and transferred those assets and liabilities to Ride Snowboards. In July 1997, the Company purchased substantially all of the assets of Galena Creek Trading Company, Inc., d/b/a Smiley Hats, and transferred those assets to its Smiley subsidiary, which the Company formed specifically for that purpose. Finally, in December 1997, the Company acquired US2 Sports Group, Inc. d/b/a FullTilt Wakeboards, through a merger of that company with and into Carve, Inc., a newly-formed corporation.

   Ride Snowboards sells premium to mid-range snowboards and related products primarily through specialty snowboard and ski shops. Ride Manufacturing is a manufacturer of premium snowboards principally for Ride Snowboards and, to a lessor extent, a limited number of other snowboard companies on an OEM basis. SMP designs and manufactures snowboard, surf, skate, motocross and street apparel which is sold primarily through specialty shops. Ride Canada acts as the Company's Canadian distributor. Smiley designs and manufactures premium head and neck wear for the winter sports industry which products are sold through specialty shops. US2 designs, manufactures and distributes wakeboards, wakeboard bindings and accessories under the "FullTilt" and "Sub Rosa" brand names through sporting goods, marine and specialty retailers. Until its disposition in October 1996, CAS marketed entry-level snowboards and related products under various brand names and on a private label basis, primarily to regional sporting goods stores and large-format sporting goods retailers. In addition, CAS sold snowboards and related products on an OEM basis to other snowboard companies and bought excess snowboard and sporting goods inventories from manufacturers and sold such products to retailers throughout the world. The OEM and excess inventory portions of the CAS business were sold in October 1996 while the branded and private label portions of the business were retained by the Company and have been integrated as an additional component of the Company's product offering.

   In fiscal 1998, the Company began operating under the d/b/a "Ride Sports" to reflect the expanded scope of sporting goods products currently offered by the Company for outdoor sports enthusiasts.

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

   The Company believes that the growth of snowboarding is attributable in large part to advantages the sport holds over alpine skiing. Many people find that snowboarding not only is more natural and easier to learn than alpine skiing, but also provides a greater degree of excitement over more diverse terrain. For many, snowboarding equipment is also less cumbersome and more comfortable than alpine ski equipment; poles are unnecessary and the boots are softer and lighter than ski boots. Moreover, recent design improvements are making step-in snowboard bindings a more attractive option for crossover skiers and others seeking the functionality and ease of use of alpine ski step-in products.

   The Company believes the snowboard industry is dominated by approximately seven major competitors, including one industry market share leader, three predominantly snowboard-related companies, including the Company, and three ski manufacturers. The remainder of the market is highly fragmented among scores of competitors. The Company believes that recent acquisitions of smaller brands by larger competitors represents a broader consolidation trend in the industry as weaker brands are either absorbed by larger companies or cease business operations.

   Industry data show continued growth in snowboard participation. The Company believes that similar growth continues in the European and Japanese markets, although the economic recession currently affecting Japan may cause growth in that market to slow or stop until the economy improves and discretionary income is once again available to the average consumer to expend on leisure pursuits such as snowboarding. However, the Company believes sales at the wholesale level in each of the past three winter seasons outpaced retail growth and that there remains an oversupply of product at the retail level. While the Company believes that this oversupply of product is declining, this condition persists to the greatest degree in the Japanese market. The Company anticipates current oversupply conditions may continue to adversely affect worldwide wholesale sales growth opportunities in the 1998-1999 season.

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

   Brand Marketing of Sporting Goods Equipment: The Company uses a multiple brand strategy to serve the product needs, price points and demographics of its diverse consumer base. The "Ride" brand is specifically positioned to appeal to a broad range of snowboard enthusiasts at mid to higher price points; "5150" is targeted at the Company's more aggressive counterculture snowboard consumers; "Liquid" produces entry level products at moderate price points; and "FullTilt" and "Sub Rosa" serve the wakeboard and wakeboard binding markets.

   Technology Based Products: The Company uses its in-house production capabilities at Ride Manufacturing, an extensive engineering staff and its team of world-class professional snowboarders and wakeboarders to develop high-performance snowboard and wakeboard equipment incorporating the most advanced technologies currently available. The Company believes the products designed by these professional athletes, with production and management oversight provided by Company engineers, gives its snowboard brands competitive advantages in the consumer marketplace. This strategy was rewarded in 1997 with snowboardingonline's first ever product review in which the Company's "Ride" Timeless and Jeff Brushie snowboards were selected as the best in their respective product categories. The awards have continued in 1998 with Mountain Sports & Living (f.k.a. Snowcountry) naming the Company's "Ride" Timeless and Control snowboards "Tester's Choice" in their respective categories.

   Expansion into Apparel: The Company seeks to broaden its revenue base by marketing accessories and softgoods specifically targeted to snowboard and wakeboard enthusiasts. The Ride Snowboard Apparel brand is targeted at the high end snowboard enthusiast who requires extensive technical features such as waterproof breathable fabrics. The "SMP" brand, originating in Southern California, is marketed to the Company's more fashion oriented motocross, snow, skate and wakeboard consumers. The Company intends to expand the recognition of its equipment brands with accessories such as backpacks, snowboard bags, gloves and hats. Recently acquired Smiley produces high-quality head and neck-wear for winter sports enthusiasts, further increasing the Company's presence in the winter sports accessories marketplace.

PRODUCTS

Snowboard Equipment

"Ride"

   The "Ride" brand is designed for high performance, capitalizes on the Company's most advanced technologies and has historically been positioned toward the higher price points in the snowboard market. In 1997, the Company began offering moderate price point products under the "Ride" brand to target entry and intermediate level consumers, thus expanding recognition of the "Ride" brand name. Designed to connect the snowboarder to the snowboard, the "Ride" product line includes both traditional "strap" snowboard bindings and boots and a complete line of "Device-compatible" step-in snowboard bindings and boots. Included in the Company's products for the first time in 1997, step-in snowboard bindings provide an increased level of convenience by allowing the user to simply step-in to the binding to connect himself to the snowboard as opposed to sitting down in the snow to "strap-in" to traditional snowboard bindings. In order to maximize the strength and positioning of the "Ride" product series, the Company merged its "Preston" high end strap-in bindings into the '98-'99 "Ride" product line. The mounting features of all of the Company's bindings are compatible with the Company's snowboards and those offered by virtually all competitors.

   The "Ride" product line currently includes 47 sizes of snowboards within 12 board series with suggested retail prices ranging from $165 for a children's board to $525 for a high-end expert board, five models of traditional "strap" snowboard bindings with suggested retail prices ranging from $100 to $170, two models of "Device-compatible" step-in snowboard bindings with suggested retail prices from $130 to $160 and 13 models of "Device-compatible" step-in and 13 models of traditional "strap" snowboard boots with suggested retail prices ranging from $130 to $250.

"5150"

   Incorporating many of the technologies available under the "Ride" brand, the "5150" brand is targeted at the counter-culture niche of the snowboarding market. The "5150" product line currently includes 15 sizes of snowboards within four board series with suggested retail prices ranging from $325 to $430.

"Liquid"

   The "Liquid" product line is aimed at entry level snowboarders who require quality products at a competitive price. The line currently includes 28 sizes of snowboards within seven board series with suggested retail prices ranging from $230 to $300, nine models of traditional "strap" snowboard bindings with suggested retail prices ranging from $35 to $85, one model of "Device-compatible" step-in snowboard bindings with a suggested retail price of $115 and one and four models, respectively, of "Device-compatible" step-in and traditional snowboard boots with suggested retail prices ranging from $80 to $110.

Apparel

   The Company believes that clothing is an important element of the snowboarding subculture and that the demand for snowboarding apparel will grow with the popularity of the sport. In addition, snowboard apparel has crossed over into everyday fashion, thereby increasing the potential market for the Company's apparel products.

   The Company has developed and introduced for the 1998-1999 season a new line of technical snowboard outerwear and apres snowboard apparel under the "Ride Snowboard Apparel" brand name. Previously produced under the "Cappel" brand name, this product line extends the "Ride" brand's reputation for equipment quality and performance to the snowboard apparel market. "Ride" brand apparel is intended for the consumer who desires technology and function in his or her snowboard clothing. Retail value for outerwear ranges from $90 for an entry level pair of pants to $270 for the line's full featured waterproof, breathable parka.

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

Accessories

   The Company offers a variety of snow and wakeboarding accessories, including snowshoes, gloves, bags, packs, hats and caps under the "Ride," "5150," "Liquid,", "SMP," "FullTilt" and "Smiley" brands. The Company's subsidiary, Smiley, offers high quality head and neck wear for wintersports enthusiasts ranging from basic wool hats to alternative synthetic fleece hats and headbands. Smiley's products generally retail for $10 to $40. The Company also offers a line of "Slim" snowboard tools for adjustment of snowboard bindings and maintenance during use.

Wakeboards and Wakeboard Bindings

   The Company's December 1997 acquisition of US2 Sports Group has extended the Company's product line to wakeboards and wakeboard bindings. The Company offers 15 models of wakeboards under the "FullTilt" brand with suggested retail prices ranging from $270 to $700 and five models of wakeboard bindings under the "Sub Rosa" brand with suggested retail prices ranging from $100 to $280. These products are distributed through specialty retailers, marine dealerships and large format sporting goods chains. In 1998, the Company moved its wakeboard production to its state-of-the-art Ride Manufacturing facility in Corona, California. The move is reflected in the enhanced quality and technologically advanced features of the Company's 1999 "FullTilt" wakeboard product line.

   The following table sets forth the contribution to net sales (in thousands and as a percentage of net sales) attributable to each of the Company's product groups for the year ended December 31, 1997 and the six month period ended June 30, 1998.

                        Dec 31, 1997     June 30, 1998
                        ------------     -------------
Snowboards...........  $12,520    34%      $2,034   28%
Bindings.............    8,287    23          863   12

Boots................    3,714    10          115    2
Skate, wake and other      971     3        1,277   17
                       -------    --       ------   --
Total hard goods.....   25,492    70        4,289   59

Apparel..............    8,387    23        2,649   36
Accessories..........    2,596     7          341    5
                       -------    --       ------   --
Total soft goods.....   10,983    30        2,990   41
                       -------   ---       ------   --
Net sales............  $36,475   100%      $7,279  100%
                       =======   ===       ======  ===

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

North America

The Company distributes its branded products to retailers through its independent sales representatives and a limited number of employee sales representatives. The following table details the Company's tiered distribution strategy for each of its brands:

                                                      PRIMARY RETAIL OUTLETS
                                                      ----------------------
                                                             REGIONAL SPORTING    LARGE-FORMAT
                                            SPECIALTY SNOW,  GOODS AND APPAREL   SPORTING GOODS
                                             AND SKI SHOPS       CHAINS             RETAILERS
                                             -------------       ------             ---------
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

International

   The Company has historically generated the largest portion of its international revenues in the Japanese marketplace through sales of its "Ride", "5150", and "SMP" brands to independent distributors who, in turn, sell these product lines to Japanese retailers. Due to the oversupply of snowboard equipment in the Japanese marketplace, the Company determined that its ability to maintain market share and control its "Ride" brand image is directly related to the level of control the Company has over its distribution channels in that marketplace. During 1997, the Company implemented a two-tiered distribution strategy in Japan for the "Ride" brand whereby it sells directly to the top retailers in that market and distributes to specialty retailers through a sub-distributor.

   Throughout the rest of the world, the Company sells to independent distributors who in turn market and sell products to retailers in their respective markets, except in France and Great Britain, where the Company sells directly to retailers through independent sales representatives. The Company works closely with its international distributors to ensure that its policies of limited distribution and market segmentation are followed worldwide.

   The Company's North American and export sales (in thousands) are set forth below for the year ended December 31, 1997 and the six-month period ended June 30, 1998. No customer accounted for more than 10% of sales in either period. See "--Risk Factors--Risks of International Business."

                                              Dec 31, 1997    June 30, 1998
                                              ------------    -------------

                   North America......      $24,907    68%   $5,976     82%
                   Japan..............        7,989    22       821     11
                   Europe and other...        3,579    10       482      7
                                              -----    --       ---      -
                   Net sales..........      $36,475   100%   $7,279     100%
                                            =======   ===    ======     ===

INNOVATIVE PRODUCT DESIGNS

   A key component of the Company's progressive image and operating strategy is its commitment to be the industry leader in technologically innovative product design. Unlike many other snowboard companies, which rely largely on third-party design technicians and engineers, the Company uses in-house product development teams in collaboration with Company team riders to develop high-performance products that incorporate the most advanced snowboarding technology. The Company continues advances in the use of light weight, durable materials in the construction of its snowboards. For the 1998/1999 snowboard product line, the Company has introduced several new construction styles, including the "Concept" board, designed especially for freestyle riding, which is lighter than any board the Company has produced to date, and the "Enigma" board that incorporates an innovative variable angle cap. The Company is applying this same approach to the development of its 1999 wakeboard product line. The Company pioneered the use of lightweight and durable aircraft-grade aluminum in traditional "strap-in" snowboard bindings. Research and development expenses totaled approximately $417,000 and $338,000 in 1996 and 1997, respectively, and $180,000 in fiscal
1998. The Company expects to spend comparable amounts the 1999 fiscal year as it has in recent past fiscal years on research and development efforts for snowboard equipment and apparel while increasing its expenditures on wakeboards and wakeboard bindings.

IN-HOUSE MANUFACTURING CAPABILITY

   The Company's September 1995 acquisition of Ride Manufacturing significantly expanded its snowboard development, production and quality assurance capabilities. To date, the Company has been able to lower its snowboard production costs, reduce reliance on outside suppliers and enhance product development efforts. In fiscal 1998, the Company produced virtually all of its snowboards in this factory and anticipates to continue doing so in 1999 fiscal year. The Company devoted the majority of the Ride Manufacturing production efforts toward construction of "Ride," "5150" and "Liquid" brand snowboards in fiscal 1998. In addition, the Company produced a limited number of OEM and promotional snowboards to the mix. The Company anticipates to repeat this production pattern in 1999 fiscal year. The Company successfully moved the "FullTilt" wakeboard production to the Ride Manufacturing factory in fiscal 1998. The Company anticipates this production shift will consume production time and capacity in the fall and early winter months when the factory would otherwise be idle due to the seasonality of snowboard production. See "-- Risk Factors -- Manufacturing."

MARKETING

   The Company has established its flagship "Ride" brand name as an aggressive, technologically advanced brand on the leading edge of snowboarding. The Company has established different brands for other target markets and seeks to increase consumer awareness of these brands without jeopardizing the "Ride" brand image. An important element of this strategy is the Company's "Ride," "5150," "SMP," and "FullTilt" professional snowboard and wakeboard riders, who are prominently featured in the Company's print advertising in leading industry magazines and several "underground" snow/surf/skate/wakeboard publications. Participating in their respective sports approximately 250 days a year, the Company's professional teams provide significant brand exposure through photographic and editorial coverage in major industry magazines and at organized events. The Company also sponsors top local riders in various markets with free products. Additionally, the Company's product demo program, "We Put the Ass Back in Passion," provides trial rides to customers and potential customers at ski areas around the country through the Company's five demo vans. The Company has also increased its efforts to bring industry media attention to the technological features of its products through Company-sponsored tours of its state-of-the-art Ride Manufacturing factory and on-hill demonstration events. In fiscal 1998, the Company employed a public relations firm to further enhance the Company's exposure in important industry media and events. These programs are each designed to improve the visibility of the Company's products while enhancing the high-performance reputation of the "Ride," "5150," and "FullTilt" brands. The Company also markets its products through regular attendance at industry trade shows.

SUPPLIERS

   In fiscal 1998, the Company sourced all of its "strap" and "Device-compatible" step-in snowboard bindings from the Taiwan-based Snowboard Factory, Inc. ("SFI") to capitalize on lower product cost opportunities available in the Far East. The Company expects to continue this arrangement in 1999. The Company's apparel, boot and accessory products will continue to be sourced through a variety of U.S. and foreign manufacturers.

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

COMPETITION

   Both the snowboarding and wakeboarding businesses are highly competitive and have relatively few technological or manufacturing barriers to entry. The Company's technology is generally not proprietary. The Company competes with a number of established manufacturers and distributors whose brand names enjoy recognition that exceeds that of the Company's brand names. In all its product categories, the Company competes with numerous manufacturers and distributors that have significantly greater financial, distribution, advertising and marketing resources than the Company. There can be no assurance that the Company will compete successfully in the future. Moreover, the current industry oversupply position, future events affecting the Company or its competitors, consumer buying patterns, the introduction of new products by the Company or its competitors, weather patterns that may affect the demand for the Company's products, product supply fluctuations in the Company's markets, regulations affecting the Company's products, the financial condition of the Company's suppliers and the entry of additional competitors in the Company's markets, among other factors, could result in insufficient or excess inventory levels, missed market opportunities or higher markdowns, any of which could have a material adverse effect on the Company's financial condition and results of operations. See "-- Risk Factors -- Competition."

LICENSING

   The Company is currently licensing its recently acquired "Device Compatible" step-in snowboard binding technology to several competitors in the snowboard boot and binding market and anticipates licensing this technology to additional snowboard boot and binding manufacturers in the future. The Company expects these licensing arrangements will increase the market penetration of its "Device Compatible" snowboard boot and binding system in North America, Europe and Japan. The Company is also licensing its

"Liquid" brand name for worldwide apparel distribution, and the "SMP" brand for distribution in specific regions outside the United States.

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

RECENT DEVELOPMENTS

   On August 31, 1998, the Company entered into a Loan and Security Agreement with CIT Group/Credit Finance, Inc. ("CIT") whereby the Company was extended a $15.0 million credit facility, which is increased to $17.0 million during the October 15 - December 15 time period. On the same date, the Company entered into a Consent, Reaffirmation, and Release Agreement with US Bank NA, pursuant to which the Company retained a $3.0 million credit facility with that institution. The CIT facility has a term of three years, expiring August 30, 2001, and is secured by substantially all of the assets of Ride and its subsidiaries. The US Bank facility has a term of one year, expiring August 30,1999, and is secured by a $1.8 million note receivable, the personal guarantee of one of the Company's outside directors (including certain real property owned by that director), and a second position on the other assets of Ride and its subsidiaries.

      In August 1998, the Company, together with the individually named defendants, entered into a Memorandum of Understanding with the plaintiffs in the lawsuit filed by certain current and/or former shareholders of the Company styled Murray v. Ride, Inc., et al., wherein the parties have agreed to settle the lawsuit upon the following principal terms: (1) the creation of a settlement fund consisting of: (a) $3,000,000 cash paid by the Company's insurance carrier; and (b) warrants to purchase 600,000 shares of the Company's Common Stock, exercisable for a four year period ending December 31, 2002 at a price of $3.00 per share; and (2) the dismissal of the lawsuit against all named defendants with prejudice. The Memorandum of Understanding is to be reduced to a Stipulation of Settlement, which will be presented to the Court for approval. While the Company is hopeful such approval will be forthcoming, there can be no assurance such approval will be given. In the event Court approval of the settlement is denied, the Company expects the litigation will resume and the Company will renew its vigorous defense of the claims.

   On June 16, 1998, Robert E. Hall resigned his position as the Company's Chief Executive Officer and President, and as a member of the Company's Board of Directors; and Bruce Manke resigned his position as the Company's Senior Vice President of Board Sports and Administration. Contemporaneous with the resignations, Robert F. Marcovitch, formerly the Company's Senior Vice President of International and Apparel, was appointed President and Chief Executive Officer, and Greg Cook, formerly President of the Company's Ride Canada subsidiary, was appointed Chief Operating Officer. Mr. Marcovitch was also appointed to the Company's Board of Directors to fill the position left vacant by Mr. Hall's resignation. Effective August 31, 1998, Scott Stewart resigned his position as the Company's Vice President, Chief Financial Officer and Treasurer. Mr. Cook has assumed Mr. Stewart's role as the Company's principal financial and accounting officer.

   Fiscal 1998 results include non-recurring charges totaling approximately $1,046,000. The charges include a $280,000 expense for the restructure of the Company's SMP operations, which includes asset write-downs, lease termination and severance charges. The Company's agreement to settle the securities class action lawsuit, while a positive step for the business of the Company, requires the Company to issue warrants to purchase 600,000 shares of the Company's Common Stock. The Company has accrued a charge of $500,000 in fiscal 1998 representing the fair value and costs of issuing the warrants as well as related settlement expenses. An additional charge of $266,000 has been taken to cover severance and other expenses resulting from the resignations of Mr. Hall and Mr. Manke and related management transition costs.

EMPLOYEES

   As of September 23, 1998, the Company had 237 full-time (including seasonal) employees. None of the Company's employees are subject to a collective bargaining agreement. The Company considers its employee relations to be good.

RISK FACTORS

   In evaluating the Company's business, careful consideration should be given to the following factors in addition to the other information presented in this Annual Report on Form 10-K:

   Liquidity; Dependence on Line of Credit. The Company operates a seasonal business and generates the majority of its sales in the quarters ending September 30 and December 31. In order to manufacture product during the remainder of the year, the Company has a revolving line of credit arrangement with an asset-based lender, CIT Group/Credit Finance, Inc. ("CIT"), to finance import letters of credit and working capital needs (the "CIT Line"). The term of the line is three years, expiring August 30, 2001. The maximum amount available under the line is $15 million, which is extended to $17 million between October 15 and December 15 of each year during the term. In addition to the CIT Line, the Company has retained a line of credit with US Bank NA ("US Bank") in the reduced amount of $3.0 million (the "US Bank Line"). The term of the US Bank Line expires on August 30, 1999. The Company believes the CIT Line is adequate to meet the current needs of its business. There is, however, no assurance the CIT Line is sufficient to fund the demands of the Company's future growth. To this end, the Company and CIT have agreed to review the line in March 1999 with a view to increasing same if then current business conditions warrant doing so. However, there can be no assurance such an increase in the CIT Line will be available even if the Company's business prospects at that time require and warrant doing so. In addition, availability of funds under the CIT Line is at all times conditioned on the Company achieving certain collateral requirements. There can be no assurance such requirements will be achieved or, if achieved, that they can be consistently maintained. The Company's inability to increase the CIT Line or meet or maintain specific collateral requirements could each have a material adverse impact on the Company's financial condition and could result in a substantial limitation or reduction in the scope of the Company's business. With respect to the US Bank Line, the Company is obligated to satisfy all sums due thereunder on or before its August 30, 1999 expiration date. There can be no assurance the Company will be successful in doing so. The Company's inability to successfully satisfy or extend the US Bank Line, if necessary, could have a material adverse impact on the Company's financial condition.

   Risks of International Business. In fiscal 1998, approximately 18% of the Company's sales were outside of North America. The Company's business is subject to the risks generally associated with doing business internationally, such as fluctuations in exchange rates, foreign governmental regulation, product distribution patterns and changes in economic conditions. These factors, among others, could influence the Company's ability to sell its products in international markets, as well as its ability to procure products or components. The Company sources all of its binding and boot production in China. A large portion of its apparel is manufactured in Asia as well. While the Company believes the financial health of its Asian suppliers to be good, there can be no assurance that the economic slowdown affecting Asia today will not have an adverse effect on the Company's Asian suppliers' ability to source or fund their production requirements, or fulfill the Company's orders. The Company ships its Asian-sourced products in sea-borne containers from a central facility in Hong Kong to central distribution centers in North America and Europe, and to individual customers in Japan. The economic slowdown in Asia has dramatically reduced the availability of such containers and increased the cost of those containers that are available. The Company's inability to timely ship its Asian-sourced products, or its being forced to use alternative, higher cost air freight, as a result of the paucity of sea-borne containers available to the Company's shipper may adversely effect the Company's business, financial condition and results of operations. In addition, the Company believes that its relationship with its current Japanese retailer customers is good and that they will continue to do business with the Company. However, the Company believes that current adverse economic conditions in Japan may negatively affect end-user buying patterns in that country, which may in turn cause a reduction in future orders from its Japanese retailer customers. Any such reduction may adversely effect the Company's business and results of operations. The Company purchases many of its products and components from sources outside of the United States, with purchase prices often denominated in foreign currencies. From time to time, the Company enters into foreign currency forward contracts to either buy or sell foreign currencies at future dates in order to minimize currency risk. Despite this hedging program, unanticipated or long-term changes in the value of the U.S. dollar relative to that of certain foreign currencies could have a material adverse effect on the Company's results of operations through either higher product costs or reduced export sales prices and/or export sales volumes. The Company is also subject to risks inherent in hedging programs and in 1997 and 1996 the Company recognized losses on foreign currency contracts totalling $17,000 and $160,000, respectively. In addition, the Company's business is subject to the risks associated with the imposition of legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions or retaliatory actions on imports to the United States and other countries in which the Company's products are sold or manufactured. The Company cannot predict whether the foregoing legislation and regulation will be imposed by the United States or other countries, nor can it predict what effect such imposition would have on its business or results of operations.

   Issuance of Preferred Stock; Dilution. In December 1997, the Company issued 3,000 shares of Series B 5% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") to a single institutional investor. Subject to certain adjustments, the Series B Preferred Stock converts to Common Stock at the lesser of $2.68 per share or 90% of the market price (as defined) of the Common Stock at the time of the conversion. During the period ended June 30, 1998, 716 shares of Series B Preferred Stock were converted into 441,687 shares of Common Stock. As of September 21, 1998, approximately 2.8 million shares of Common Stock would have been issuable upon conversion of all of the remaining Series B Preferred Stock. Any unconverted Series B Preferred Stock converts automatically to Common Stock in December 2000.

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

      Year 2000 Problem. The "year 2000 problem" is the result of computer programs being written using two digits rather than four to define the applicable year. Software programs and systems that have date-sensitive features may recognize a date using "00" as the year 1900 instead of the year 2000. The Company has assessed its year 2000 needs and has purchased and is presently installing year 2000-compliant software in all its known non-compliant hardware and software systems, which installation the Company anticipates will be completed by the June 30, 1999 year-end. The cost of the purchase and installation of the year 2000-compliant software is anticipated to exceed $250,000. The Company is in the process of reviewing with each of its material suppliers, service providers and customers the steps each is taking to insure their respective computer systems are presently or will be year 2000-compliant in a timely fashion. The Company's shipper has confirmed to the Company it has installed year 2000-compliant software in all of its material systems. There can be no assurance the computer systems of third parties on whose commercial efforts the Company directly or indirectly relies, will be year 2000-compliant in a timely fashion. Because the Company has not completed its review of its material third party suppliers, service providers and customers, it has not created a contingency plan setting forth what steps will be taken if such third parties are not year 2000 compliant by December 31, 1999. Based on information received from its third party vendors, service providers and customers, the Company intends to have a contingency plan in place by June 1999. The failure of third parties to be year 2000 compliant could cause material delays in the design, manufacture and shipment of products, delay in payment for products, and delay in the availability of credit or funds necessary to operate the business of the Company. The failure of the Company's or one or more third-party's computer systems as a result of year 2000 non-compliance may have a material adverse effect on the Company's business and results of operations.

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

   Dependence on Outside Manufacturers. Many of the Company's products are manufactured by outside suppliers. In 1998, the Company sourced its entire line of "Ride," "Liquid" and "Slim" traditional "strap" and "Device compatible" step-in bindings from Taiwan-based Snowboard Factory, Inc. In addition, all of the Company's snowboard boots and the majority of its apparel are manufactured to the Company's specifications by independent contractors. The Company generally does not have contracts with its manufacturing sources and competes with other companies for the production capacity of certain manufacturers. Although the Company believes that it has established close relationships with its principal manufacturing sources, its future success may depend on its ability to maintain such relationships. If the Company's relationship with any of its binding, boot, apparel or other product manufacturers were interrupted, the Company could find it difficult to locate another source with sufficient production capacity to meet the Company's short-term needs, and the Company could miss the retailing season for that product. The establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, and the Company is unable to predict whether such relationships would be on terms that the Company regards as satisfactory. Should an unexpected change in binding, boot, apparel or other product suppliers become necessary, the Company would likely experience increased costs, as well as a substantial disruption and a potential loss of sales. In addition, from time to time manufacturers in the snowboard industry have experienced shortages and, in some cases, price increases in certain raw materials, and such shortages or price increases may recur. At times, the Company has also experienced delays in the receipt of products from its suppliers as a result of shortages in raw materials, including fiberglass and P-Tex. Although the Company believes that it is well-positioned to minimize the impact of raw material shortages and delays in supplier shipments, such shortages and delays could have a material adverse affect on the Company's business, financial condition and results of operations.

   Seasonality; Fluctuations in Quarterly Operating Results. Because snowboarding is traditionally a winter sport and the Company's sales are concentrated in the northern hemisphere, sales of the Company's products predominantly occur in what was traditionally the Company's quarters ending September 30 and December 31. Although the Company believes that its recent entry into the wakeboard industry should reduce overall seasonality, the Company expects that for the foreseeable future the majority of net sales will continue to be generated in the quarters ending September 30 and December 31. Because relatively lower net sales are to be realized in the quarters ending March 31 and June 30 of each year, the Company expects to incur operating losses in such quarters for the foreseeable future. Apart from seasonal factors, demand for the Company's products fluctuates in response to consumer buying patterns, weather conditions, discretionary spending habits, general economic conditions in the United States and abroad, product supply fluctuations in the United States and abroad and other factors. In addition to seasonal fluctuations, the Company's operating results fluctuate from quarter to quarter as a result of the timing of order shipments, new product introductions and new retailer openings. Furthermore, the Company's gross margins will fluctuate with product mix, the timing of product price adjustments, the mix of international and domestic sales and in-house production cost fluctuations. The Company's operating results for any interim period may not be indicative of the results for the entire year.

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

   Dependence on Key Individuals. The Company's future success depends in large part on the continued service of Robert F. Marcovitch, the Company's President and Chief Executive Officer and Greg Cook, the Company's Chief Operating Officer and acting Chief Financial Officer. The loss of the services of either of these officers could have a material adverse effect on the Company's business. Further, the Company believes that the market for key personnel in its industry is highly competitive. There can be no assurance that the Company will be able to attract and retain key personnel with the skills and expertise necessary to manage the Company's business, both in the United States and abroad.

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

   Legal Proceedings. In March 1997, a shareholder filed a lawsuit against the Company and four of its current or former officers and directors, styled Murray
v. Ride, Inc. et al. The lawsuit alleges violations of certain federal securities laws and state laws, and purports to seek unspecified monetary damages on behalf of a class of shareholders who purchased the Company's common stock during the period of August 10, 1995 through December 30, 1996. In August 1998, the Company, together with the individually named defendants, entered into a Memorandum of Understanding with the plaintiffs in the lawsuit, wherein the parties have agreed to settle the lawsuit upon the following principal terms:
(1) a settlement fund will be created consisting of: (a) $3,000,000 cash paid by the Company's insurance carrier; and (b) warrants to purchase 600,000 shares of the Company's Common Stock, exercisable for a four year period ending December 31, 2002 at a price of $3.00 per share; and (2) the dismissal of the lawsuit against all named defendants with prejudice. The Memorandum of Understanding is presently being reduced to a Stipulation of Settlement, which will be presented to the Court for approval. While the Company anticipates approval will be forthcoming, there can be no assurance the Court will approve the settlement. In the event Court approval of the settlement is denied, the Company expects the litigation will resume and the Company will renew its vigorous defense of the claims. In the event of a renewal of the litigation, an award of monetary damages against the Company in excess of applicable insurance, if any, the expenditure of significant sums in the defense thereof or diversion of management's attention from other business concerns, could each have a material adverse effect on the Company's financial condition and results of operations. The Company is also engaged in legal proceedings against Switch Manufacturing, Inc. alleging patent infringement and seeking monetary damages. While the Company intends to vigorously prosecute the lawsuit, there can be no assurance that the Company will prevail in the action. The expenditure of significant sums in the prosecution of the action could have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 2. PROPERTIES

   Ride Snowboards leases approximately 82,400 square feet of office and warehouse space in Preston, Washington, under a lease that expires December 31, 2003. The Company is currently subleasing approximately 3,900, 12,600, and 4,300 square feet under agreements which expire in November 1998, May 2002, and September 2002, respectively, and is seeking to sublet additional office space.

   Ride Canada leases approximately 13,000 square feet of warehouse and office space in Etobicoke, Ontario, pursuant to a lease that expires on November 30, 2001.

   Ride Manufacturing occupies a 25,000 square foot manufacturing and office facility in Corona California under a lease expiring August 31, 2001. Ride Manufacturing also occupies a 16,300 square foot facility adjacent to the 25,000 square foot facility under a sublease expiring March 31, 1999.

   SMP leases approximately 26,250 square feet of office, warehouse and light manufacturing space in Chula Vista, California, pursuant to a lease that expires June 30, 1999.

   Smiley Hats leases approximately 21,000 square feet of office, warehouse and light manufacturing space in Sparks, Nevada, under a lease that expires in September 1999. Smiley Hats subleases roughly 5,000 square feet of this space under an agreement expiring in September 1999.

   US2 leased approximately 11,300 square feet of office, warehouse and manufacturing space in Woodinville, Washington under an agreement which expires in September 2001. In 1998, the Company assigned its interest in the lease agreement to a third party for the remaining term of the lease, but remains secondarily liable in the event of default by the assignee.

   In connection with the Company's acquisition of Device Mfg Corp, the Company assumed a lease for approximately 5,100 square feet of office and manufacturing space in Boulder, Colorado expiring in January 2000. The Company has subleased this space for the remaining term of the lease.

   The Company anticipates that its current facilities will satisfy its needs through at least 1999.

ITEM 3. LEGAL PROCEEDINGS

   On March 14, 1997, a shareholder filed a lawsuit against the Company and four of its current or former officers and directors in the United States District Court for the Western District of Washington at Seattle, styled Murray v. Ride, Inc. et al., Civil Action No. C97-0402-Z. In August 1998, the Company, together with the individually named defendants, entered into a Memorandum of Understanding with the plaintiffs in the lawsuit, wherein the parties have agreed to settle the lawsuit upon the following principal terms: (1) a settlement fund will be created consisting of: (a) $3,000,000 cash paid by the Company's insurance carrier; and (b) warrants to purchase 600,000 shares of the Company's Common Stock, exercisable for a four year period ending December 31, 2002 at a price of $3.00 per share; and (2) the dismissal of the lawsuit against all named defendants with prejudice. The Memorandum of Understanding is presently being reduced to a Stipulation of Settlement, which will be presented to the Court for approval. While the Company anticipates approval will be forthcoming, there can be no assurance the Court will approve the settlement. In the event Court approval of the settlement is denied, the Company expects the litigation will resume and the Company will renew its vigorous defense of the claims. In the event of a renewal of the litigation, an award of monetary damages against the Company in excess of applicable insurance, if any, the expenditure of significant sums in the defense thereof or diversion of management's attention from other business concerns, could each have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 18, 1998. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

               Nominee              For        Withheld
               -------              ---        --------
       Robert E. Hall            9,282,467     1,385,072
       Cory J. Hechler           9,812,300      855,239
       Mark M. Salter            9,338,225      118,023


The proposal to increase the Company's authorized amount of Common Stock from 20,000,000 shares to 40,000,000 shares was approved as follows:

           In Favor         Opposed          Withheld
           --------         -------          --------
          9,385,519        1,221,518          60,502


The proposal to ratify Ernst & Young LLP as the Company's independent public accountants for the 1998 fiscal year was approved as follows:

           In Favor         Opposed          Withheld
           --------         -------          --------
          10,606,145         40,700           20,694

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                   STOCK TABLE

   The following table sets forth for the calendar quarters indicated the high and low closing bid prices as reported by NASDAQ:

                                  1996               1997                1998
                                  ----               ----                ----
                             HIGH     LOW       HIGH       LOW      HIGH       LOW
                             ----     ---       ----       ---      ----       ---
      Quarter
      Ended:
        March 31           $33.5000  $13.8750  $7.1250   $3.1250   $2.8750   $1.8750
        June 30             14.1875   10.3750   5.1250    3.3750    2.5625    1.5000
        September 30        13.3750    9.2500   3.9375    2.8125
        December 31         12.4375    5.8125   3.1875    1.7813

   The prices quoted reflect inter-dealer quotations, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. As of September 23, 1998, there were 676 record holders of the Company's common stock.

   Except for distributions paid to shareholders when the Company was an S Corporation, the Company has never paid dividends on its common stock and does not anticipate paying regular cash dividends in the foreseeable future. The Company's bank loan agreement restricts the payment of dividends.

SALES OF UNREGISTERED SECURITIES

   In the six month period ended June 30, 1998, the Company issued unregistered securities in the amounts, at the dates and for the aggregate amounts of consideration given below. The issuances were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or Regulation 506 promulgated under the Act.

   On January 22, 1998, the Company issued 44,237 shares of common stock valued at $66,000 to one accredited individual in connection with the retirement of a note payable.

ITEM 6. SELECTED FINANCIAL DATA.

                         SELECTED FINANCIAL INFORMATION
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    Six Months
                                                       Year ended December 31,                     Ended June 30,
                                         ----------------------------------------------------    ------------------
                                          1993     1994 (1)    1995 (2)   1996 (3)    1997 (4)    1997       1998
                                         ------    --------    --------   -------    --------    -------    -------
                                                                                               (Unaudited)
Net sales                                $5,877     $25,349    $74,850    $75,728    $ 36,475    $ 7,559   $  7,279
Cost of goods sold                        3,879      18,398     54,988     61,641      26,656      5,567      8,287
                                         ------     -------    -------    -------    --------    -------   --------
Gross profit (loss)                       1,998       6,951     19,862     14,087       9,819      1,992     (1,008)
Selling, general and
  administrative expenses                 1,373       4,022     10,868     20,487      18,278      8,392     10,735

Goodwill write down                          --          --         --         --       8,600         --         --
Restructuring charges                        --          --         --      2,500          --         --         --
                                         ------     -------    -------    -------    --------    -------   --------
Operating income (loss)                     625       2,929      8,994     (8,900)    (17,059)    (6,400)   (11,743)

Interest expense                           (130)         (1)       (18)      (268)       (426)       (43)      (147)
Interest income                               2          72        406        333         195        103        117
Gain on sale of subsidiary                   --          --         --        482          --         --         --
                                         ------     -------    -------    -------    --------    -------   --------

Income (loss) before income
  taxes and extraordinary item              497       3,000      9,382     (8,353)    (17,290)    (6,340)   (11,773)
Income taxes provision (benefit)             --       1,134      3,427     (2,863)       (595)    (1,904)        --
                                         ------     -------    -------    -------     -------    -------   --------
Income (loss) before
  extraordinary item                        497       1,866      5,955     (5,490)    (16,695)    (4,436)   (11,773)

Extraordinary item                          (83)         --         --         --          --         --         --
                                         ------     -------    -------    -------     -------    -------   --------
Net income (loss)                        $  414     $ 1,866    $ 5,955    $(5,490)   $(16,695)   $(4,436)  $(11,773)
                                         ======     =======    =======    =======    ========    =======   ========
Pro Forma net income (loss) (5)          $  343
                                         ======
Net income (loss) per share:
  Basic                                      --     $  0.29    $  0.67    $ (0.52)   $  (1.51)   $ (0.41)  $  (0.99)
  Diluted                                    --     $  0.28    $  0.59    $ (0.52)   $  (1.51)   $ (0.41)  $  (0.99)
         Pro forma                       $ 0.08          --         --         --          --         --         --

                                                    DECEMBER 31,                                    JUNE 30,
                                                    ------------                                -------------------
                                          1993       1994      1995(2)    1996(3)    1997(4)      1997       1998
                                         ------     -------    -------    -------    --------   -------    --------
CONSOLIDATED BALANCE SHEET DATA:
Working capital                          $1,046     $ 7,663    $26,104    $20,941    $ 14,823    $15,644   $  2,489
Total assets                              2,431      15,718     57,599     50,655      40,610     50,728     34,604
Long-term obligations                        --          --         --        832       1,582        555        979
Shareholders' equity                      1,152      11,524     46,495     42,309      31,070     39,627     19,252

-------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

   This report of Form 10-K is being filed as a result of the change in the Company's fiscal year end from December 31 to June 30, beginning with the six month period ended June 30, 1998. The change in fiscal year end was made to more closely align the Company's accounting and reporting practices with its product cycle. In the following discussion, the six month period ended June 30, 1998 will be compared to the corresponding unaudited six month period ended June 30, 1997. The Liquidity and Capital Resources discussion is as of June 30, 1998.

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

   Because snowboarding traditionally is a winter sport and the Company's sales are concentrated in the northern hemisphere, sales of the Company's products predominantly occur in the months of July through December, the Company's first and second fiscal quarters. Because relatively lower net sales are realized in the months of January through June of each year, the Company expects to incur operating losses in its third and fourth fiscal quarters for the foreseeable future. The Company expects the addition of wakeboarding products to its product line-up through its acquisition of US2 will help to supplement sales in the third and fourth fiscal quarters of the year in future periods. In addition to seasonal fluctuations, the Company's operating results fluctuate from quarter to quarter as a result of the timing of order shipments, new product introductions, new retailer openings, consumer buying patterns, weather conditions, discretionary spending habits, general economic conditions in the United States and abroad and other factors. Furthermore, the Company's gross margins fluctuate with product mix, the timing of product price adjustments and the mix of international and domestic sales. See "Business - Risk Factors - Seasonality; Fluctuations in Quarterly Operating Results."

   The Company accumulates a backlog of orders beginning in February as a result of preseason orders placed in connection with winter sports trade shows. The backlog decreases beginning in late spring as product begins to be shipped.

Backlog in the snowboarding industry is subject to delay or cancellation. The Company's backlog of orders as of June 15, 1998 was approximately $37 million, compared to a backlog of $26 million as of June 1997.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

   Net sales decreased 4% to $7.3 million for the six months ended June 30, 1998 from $7.6 million for the corresponding period in 1997. Device, Smiley and US2 contributed a total of $1.2 million to net sales in the fiscal 1998 period. The remaining net decrease was due primarily to higher sales of closeout products in the 1997 period as the Company worked down its excess inventories remaining for the 1996 calendar year.

SALES BY PRODUCT GROUP

                                    SIX MONTHS ENDED JUNE 30,
                                    -------------------------
                                    1997                  1998
                                    ----                  ----
                                         (DOLLARS IN 000'S)
Snowboards                  $2,362       31%       $2,034       28%
Bindings                       527        7           863       12
Boots                          360        5           115        2
Skate, wake and other          540        7         1,277       17
                            ------       --        ------       --

Total hard goods             3,789       50         4,289       59


Apparel                      3,510       46         2,649       36
Accessories                    260        4           341        5
                            ------       --        ------       --
Total soft goods             3,770       50         2,990       41
                            ------       --        ------       --

Total                       $7,559      100%       $7,279       100%
                            ======       ==        ======       ==



      Snowboard hardgood sales, comprising boards, boots and bindings, decreased by $237,000 from the corresponding period of 1997. Sales from January through June of each year are traditionally closeout in nature and are highly dependent on market price at the time of sale. Hardgood sales of wake, skate and other are up $737,000 due to the inclusion of the Fulltilt brand of wake boards in 1998.

      In the first six months of 1998, sales in North America made up 82% of total sales with international sales making up the remaining 18%. Amounts for the corresponding period in the previous year were 68% and 32%, respectively. The change in sales mix was primarily due to a decline in apparel sales in Japan.

      Gross profit for the six months ended June 30, 1998 was negative $1.0 million versus a profit of $2.0 million for the first six months of 1997. A number of factors contributed to this change. In fiscal 1998, the Company transferred its US2 operations to Ride Manufacturing incurring closure and consolidation costs, had close out sales at lower than expected margins, and increased its inventory reserves for the remaining close out merchandise due to the continued soft market conditions.

      Selling, general and administrative expenses for the first six months of 1998 were $10.7 million versus $8.4 million for the corresponding period in 1997. Approximately $1.0 million of the increase was due to non-recurring costs associated with the settlement of the Class Action Lawsuit, certain severance and other costs associated with management reorganization, and restructuring SMP. Bad debt expense increased by approximately $700,000 in the 1998 period due to slower than expected collection of accounts receivable from 1997 and write off of the remaining CAS sales accounts receivable. The balance was attributable to additional administrative cost related to the inclusion of Device, Smiley Hats, and US2 acquisitions made in the second half of 1997 and included in the first six months of 1998.

      Interest expense increased by $104,000 in fiscal 1998 due to higher borrowing levels attributed to the Company's cash losses.

      For the six months ended June 30, 1998, there was no income tax benefit recorded as the Company was in a net operating loss carryforward position. For the six months ended June 30, 1997, a tax benefit was recorded based upon the amount of income tax that was recoverable in carryback periods.

   As a result of the foregoing, the Company's net loss increased to $11.8 million in the first six months of 1998 from a loss $4.4 million in 1997.

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

SALES BY PRODUCT GROUP

                                     YEARS ENDED DECEMBER 31,
                                     ------------------------
                                   1996                   1997
                                   ----                   ----
                                            (DOLLARS IN 000'S)
Snowboards                  $39,926        53%       $12,520        34%
Bindings                     12,241        16          8,287        23
Boots                         4,458         6          3,714        10
Skate, wake and other         3,464         5            971         3
                            -------       ---        -------       ---
Total hard goods             60,089        80         25,492        70
                            -------       ---        -------       ---


Apparel                      13,597        18          8,387        23
Accessories                   2,042         2          2,596         7
                            -------       ---        -------       ---
Total soft goods             15,639        20         10,983        30
                            -------       ---        -------       ---
Total                       $75,728       100%       $36,475       100%
                            =======       ===        =======       ===


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

Offsetting these improvements was the sale of lower margin 1996 close out products and the under-utilization of the Company's manufacturing facility as a result of the decline in snowboard sales volumes. The Company began moving the "FullTilt" wakeboard production to its Corona facility in April 1998. The Company anticipates that this production shift will consume production time and capacity in the fall and early winter months when the factory would otherwise be operating below capacity due to the seasonality of snowboard production.

   Selling, general and administrative expenses decreased 11% to $18.3 million in 1997 from $20.5 million in 1996. This decrease was due primarily to staff reductions, lower executive salaries, lower variable expenses associated with the lower sales volumes (primarily commissions and bad debt accruals) and the disposition of the CAS businesses, offset partly by increased occupancy and legal expenses as well as the expenses of Device, Smiley and US2 acquired in 1997. The primary components of selling, general and administrative expenses were salaries, wages, commissions and other compensation ($7.5 million in 1997 and $8.6 million in 1996), advertising, promotion and team ($3.7 million in 1997 and $4.3 million in 1996), and occupancy, depreciation and amortization expense ($2.1 million in 1997 and $1.9 million in 1996).

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

SALES BY PRODUCT GROUP

                               YEARS ENDED DECEMBER 31,
                               ------------------------
                              1995                  1996
                              ----                  ----
                                  (DOLLARS IN 000'S)
Snowboards            $50,304       67%      $39,926       53%
Bindings                5,334        7        12,241       16
Boots                   5,056        7         4,458        6
Skate and other         6,437        9         3,464        5
                       ------       --        ------       --

Total hard goods       67,131       90        60,089       80
                       ------       --        ------       --


Apparel                 6,699        9        13,597       18
Accessories             1,020        1         2,042        2
                       ------       --        ------       --
Total soft goods        7,719       10        15,639       20
                       ------       --        ------       --
Total                 $74,850      100%      $75,728       100%
                       ======       ==        ======       ==

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company requires capital for the development of its technology and products, procurement of raw materials and finished goods manufactured by others, and capital equipment. The Company financed its 1998 and 1997 operations from seasonal borrowings under its lines of credit and through a $3.0 million private placement of convertible preferred stock in December 1997. The Company financed its 1996 operations through cash and securities remaining from its 1995 secondary stock offering and from seasonal borrowings under its lines of credit. Net cash used in operating activities totaled $2.6 million in 1998, $4.0 million in 1997 and $10.8 million in 1996. The decrease in cash used in operations in 1998 was attributable primarily to decreases in accounts receivable, partially offset by increases in inventory balances. The decrease in cash used in operations in 1997 was attributable primarily to decreases in accounts receivable and inventory balances, net of amounts received in acquisitions and income tax refunds received. Net inventory balances increased approximately 10% at December 31, 1997 compared to December 31, 1996, primarily due to inventories received in the Device, Smiley and US2 acquisitions. Due to the seasonal nature of its business, the Company's need for cash has been greater in the months of July through December, when working capital has been invested in accounts receivable and inventories.

   Net cash used in investing activities totaled $818,000 in 1998, $3.0 million in 1997 and $1.2 million in 1996. The 1998 amount pertains primarily to $738,000 of capital expenditures. The 1997 amount included approximately $2.0 million expended in the Company's acquisitions of Device, Smiley and US2 and $753,000 in capital expenditures. Net cash used in investing activities in 1996 included $5.4 million in capital expenditures, offset by liquidation of securities and investments of $3.8 million and $884,000 in net cash received from the sale of the CAS businesses. Principal capital expenditures in 1998 and 1997 included manufacturing equipment, new business software and snowboard molds and tooling. The Company expects to invest similar amounts in capital expenditures during 1999. The Company intends to finance 1999 capital expenditures through internally generated funds, through leasing or from borrowings under its line of credit.

   Net cash provided by financing activities totaled $2.3 million in 1998, $5.0 million in 1997 and $0.9 million in 1996. Financing sources in 1998 were principally net advances on the Company's line of credit of $2.6 million. Financing sources in 1997 included $2.8 million in net proceeds received on a private placement of convertible preferred stock, $307,000 in exercises of stock options and $2.0 million in net advances on the Company's line of credit. Financing sources in 1996 included $1.1 million in exercises of stock options and $750,000 in long term debt proceeds associated with the Company's tenant improvements, offset by $1.0 million in repayments of acquisition notes payable.

   The Company operates in a highly seasonal business, generating the majority of its sales in the months of July through December. The Company's cash receipts from its North American customers are received predominantly in the months of December, January and February while its international customers generally pay by cash in advance or letter of credit. In order to finance operations and manufacture and purchase products during the remainder of the year, the Company has historically utilized a revolving line of credit.

   In December 1997, the Company issued 3,000 shares of Series B 5% Cumulative Convertible Preferred Stock for $3,000,000 ("Series B Preferred"). In connection with this transaction, the Company also issued warrants to purchase 283,720 shares of common stock for an exercise price of approximately $2.68 per share ("the Warrants"). Dividends on the Series B Preferred accrue quarterly, are payable in cash or stock and must be paid before dividends can be declared and paid on the Company's Common Stock. Portions of the Series B Preferred may be converted into the Company's Common Stock, at the option of the holders, beginning in March 1998. All the Series B Preferred automatically converts to common stock in December 2000. Subject to certain adjustments, the Series B Preferred converts to Common Stock at the lesser of $2.68 per share or 90% of the market price (as defined) of the Company's Common Stock at the time of conversion. The Company has reserved approximately 2,245,000 shares of Common Stock for issuance upon conversion of the Series B Preferred and exercise of the warrants. The 10% discount from market price of the conversion of preferred stock is accounted for as a preferred stock dividend. The dividend is required to be included in earnings per share computations over the period from the date of issuance through the date the security is first convertible. The Company has therefore included a $30,000 preferred stock dividend in its net loss per share calculations for the year ended December 31, 1997 and an additional $270,000 preferred stock dividend in its net income (loss) per share for fiscal 1998.

    On August 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") with CIT Group/Credit Finance, Inc. ("CIT") which credit facility replaces the Company's prior credit facility. The Company's line of credit under the new credit facility is up to $15.0 million (to be increased to $17.0 million from October 15, 1998 to December 15, 1998) for a term of three years. The amount that may be borrowed is also limited to the sum of (i) 85% of eligible accounts receivable, so long as dilution does not exceed 5.0% and after implementation of an 11.0% dilution reserve against loan availability during the season, and (ii) 55% of eligible finished goods inventory, not to exceed $6.5 million during April through September, $3.25 million in October, $2.5 million in November, and $2.0 million in December. There will be no advances against inventory during January through March of each year. The new facility provides for a maximum letter of credit subline of $8.0 million.

    The facility bears interest at the Prime interest rate plus 1.5% and is collateralized by substantially all the assets of the Company. The Company was required to pay a closing fee of $75,000 at the time of closing. Additionally, the facility requires an annual facility of 0.50% due each anniversary of the closing and a monthly letter of credit fee of 1.5% per annum of the face amount of any standby and documentary letters of credit.

    Simultaneous with the execution of the Agreement, the Company entered into a Consent, Reaffirmation, and Release Agreement with US Bank NA. Pursuant to which the Company retained a $3.0 million credit facility with that institution. The US Bank facility bears interest at Prime Rate plus 1.5% per annum until February 28, 1999 and Prime rate plus 2.0% per annum from March 1, 1999 through and including the date Borrower repays the principal amount owed hereunder, is subordinated to the CIT credit line, has a term of one year and is secured by $1.8 million of promissory notes from Global Sports, Inc. Additionally, the facility is secured by the personal guarantee of one of the Company's outside directors, including certain real property owned by that director.

    The Company believes the CIT Line is adequate to meet the current needs of its business. There is, however, no assurance the CIT Line is sufficient to fund the demands of the Company's future growth. To this end, the Company and CIT have agreed to review the line in March 1999 with a view to increasing same if then current business conditions warrant doing so. However, there can be no assurance such an increase in the CIT Line will be available even if the Company's business prospects at that time require and warrant doing so. In addition, availability of funds under the CIT Line is at all times conditioned on the Company achieving certain collateral requirements. There can be no assurance such requirements will be achieved or, if achieved, that they can be consistently maintained. The Company's inability to increase the CIT Line or meet or maintain specific collateral requirements could each have a material adverse impact on the Company's financial condition and could result in a substantial limitation or reduction in the scope of the Company's business. With respect to the US Bank Line, the Company is obligated to satisfy all sums due thereunder on or before its August 30, 1999 expiration date. There can be no assurance the Company will be successful in doing so. The Company's inability to successfully satisfy or extend the US Bank Line, if necessary, could have a material adverse impact on the Company's financial condition.

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

The "year 2000 problem" is the result of computer programs being written using two digits rather than four to define the applicable year. Software programs and systems that have date-sensitive features may recognize a date using "00" as the year 1900 instead of the year 2000. The Company has assessed its year 2000 needs and has purchased and is presently installing year 2000-compliant software in all its known non-compliant hardware and software systems, which installation the Company anticipates will be completed by the June 30, 1999 year-end. The cost of the purchase and installation of the year 2000-compliant software is anticipated to exceed $250,000. The Company is in the process of reviewing with each of its material suppliers, service providers and customers the steps each is taking to insure their respective computer systems are presently or will be year 2000-compliant in a timely fashion. The Company's shipper has confirmed to the Company it has installed year 2000-compliant software in all of its material systems. There can be no assurance the computer systems of third parties on whose commercial efforts the Company directly or indirectly relies, will be year 2000-compliant in a timely fashion. Because the Company has not completed its review of its material third party suppliers, service providers and customers, it has not created a contingency plan setting forth what steps will be taken if such third parties are not year 2000 compliant by December 31, 1999. Based on information received from its third party vendors, service providers and customers, the Company intends to have a contingency plan in place by June 1999. The failure of third parties to be year 2000 compliant could cause material delays in the design, manufacture and shipment of products, delay in payment for products, and delay in the availability of credit or funds necessary to operate the business of the Company. The failure of the Company's or one or more third-party's computer systems as a result of year 2000 non-compliance may have a material adverse effect on the Company's business and results of operations.

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

   The Company purchases certain raw materials from foreign suppliers with payments denominated in foreign currencies. In order to protect against changes in the exchange rate between these currencies and the US dollar, the Company, from time to time, enters into forward foreign exchange contracts with financial institutions to fix the cost of these purchases. Although the Company believes that these contracts decrease the Company's overall exposure to gains and losses from currency fluctuations, such exposure cannot be entirely eliminated. In addition, during the contractual periods, the Company is exposed to certain losses in the event of nonperformance by the counterparties to the forward contracts. At December 31, 1997 and June 30, 1998, the Company did not have any open forward contracts.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Ride, Inc.

   We have audited the accompanying consolidated balance sheets of Ride, Inc. and subsidiaries as of December 31, 1996 and 1997, and June 30, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 and the six months ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ride, Inc. and subsidiaries at December 31, 1996 and 1997, and June 30, 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 and for the six months ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses and negative cash flows from operations for the years ended December 31, 1996, and 1997, and for the six months ended June 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                               ERNST & YOUNG LLP

Seattle, Washington
September 11, 1998

                                   RIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                        -------------------         JUNE 30,
                                                                        1996           1997          1998
                                                                        ----           ----          ----
ASSETS
Current assets:
   Cash and cash equivalents                                         $ 3,232       $  1,332      $    165
   Accounts receivable, less allowance for doubtful
     accounts of $655 in 1996, $925 in 1997, and $981 in 1998         14,193         12,588         4,487
   Inventories  (Note 7)                                               5,986          6,564         9,752
   Prepaid expenses and other current assets                             450            728           887
   Income taxes receivable                                             2,836          1,569         1,571
   Deferred tax assets  (Note 10)                                      1,423             --            --
                                                                     -------       --------      --------
Total current assets                                                  28,120         22,781        16,862
Plant and equipment, net (Note 8)                                      5,757          5,670         5,792
Notes receivable, net of discount of $116 in 1996 (Note 5)             1,884          1,600         1,400
Goodwill, net of accumulated amortization of $514 in 1996,
     $842 in 1997, and $1,044 in 1998 (Note 3)                        14,292          9,358         9,205
Other assets                                                             602          1,201         1,345
                                                                     -------       --------      --------
Total assets                                                         $50,655       $ 40,610      $ 34,604
                                                                     =======       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $ 4,631       $  3,719      $  5,918
   Accrued expenses and other current liabilities                      2,161          1,555         2,911
   Accrued restructuring charges (Note 6)                                387             --            --
   Short-term borrowings (Note 9)                                         --          1,995         5,236
   Notes payable (Note 9)                                                 --            689           308
                                                                     -------       --------      --------
Total current liabilities                                              7,179          7,958        14,373
Other long-term liabilities                                              832          1,582           979
Deferred income taxes (Note 10)                                          335             --            --

Commitments and contingencies (Note 14)

Shareholders' equity:
    Convertible preferred stock, no par value, 10,000
     shares authorized
       Series A: 100 shares issued and outstanding
          Aggregate liquidation preference of $500 (Note 11)             500            500           500
       Series B: 3 shares 1977, and 2 shares in 1998
          issued and outstanding
          Aggregate liquidation preference of $3,000 (Note 11)            --          2,841         2,332
     Common stock, no par value, 40,000 shares
       authorized with 10,760 in 1996, 12,092 in 1997, and
       12,619 in 1998 issued and outstanding, respectively            39,583         42,393        43,257
     Accumulated other comprehensive loss                                 --           (125)         (163)
     Retained earnings (deficit)                                       2,226        (14,539)      (26,674)
                                                                     -------       --------      --------
        Total shareholders' equity                                    42,309         31,070        19,252
                                                                     -------       --------      --------
Total liabilities and shareholders' equity                           $50,655       $ 40,610      $ 34,604
                                                                     =======       ========      ========

                             See accompanying notes.

                                   RIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            YEAR ENDED DECEMBER 31,             SIX MONTHS
                                                            ----------------------                 ENDED
                                                     1995           1996            1997       JUNE 30, 1998
                                                     ----           ----             ----      -------------
Net sales                                         $ 74,850        $ 75,728        $ 36,475        $  7,279
Cost of goods sold                                  54,988          61,641          26,656           8,287
                                                  --------        --------        --------        --------
Gross profit (loss)                                 19,862          14,087           9,819          (1,008)

Selling, general and administrative expenses        10,868          20,487          18,278          10,735
Loss on impairment of goodwill (Note 3)                 --              --           8,600              --
Restructuring charges (Note 6)                          --           2,500              --              --
                                                  --------        --------        --------        --------
Operating expenses                                  10,868          22,987          26,878          10,735
                                                  --------        --------        --------        --------
Operating income (loss)                              8,994          (8,900)        (17,059)        (11,743)

Interest expense                                       (18)           (268)           (426)           (147)
Interest income                                        406             333             195             117
Gain on sale of subsidiary (Note 5)                     --             482              --              --
                                                  --------        --------        --------        --------
Income (loss) before income taxes                    9,382          (8,353)        (17,290)        (11,773)
Income tax expense (benefit) (Note 10)               3,427          (2,863)           (595)             --
                                                  --------        --------        --------        --------
Net income (loss)                                 $  5,955        $ (5,490)       $(16,695)       $(11,773)
                                                  ========        ========        ========        ========
Net income (loss) per share (Note 17):
    Basic                                         $   0.67        $  (0.52)       $  (1.51)       $  (0.99)
                                                  ========        ========        ========        ========
    Diluted                                       $   0.59        $  (0.52)       $  (1.51)       $  (0.99)
                                                  ========        ========        ========        ========
Share used in the computation of
net income (loss) per share:
   Basic                                             8,872          10,614          11,128          12,261
                                                  ========        ========        ========        ========
   Diluted                                          10,132          10,614          11,128          12,261
                                                  ========        ========        ========        ========

                                   RIDE, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            ACCUMULATED
                                              PREFERRED STOCK                                   OTHER
                                       SERIES A            SERIES B      COMMON STOCK       COMPREHENSIVE   RETAINED
                                  SHARES    AMOUNT    SHARES   AMOUNT  SHARES    AMOUNT          LOSS       EARNINGS        TOTAL
                                  ------    ------    ------   ------  ------    ------      ----------     --------        -----
Balances at January 1, 1995         100      $500       --        --   7 ,710    $9,193          --          $1,831       $11,524
  Net income for the year                                                                                     5,955         5,955
  Preferred stock dividends                                                                                     (35)          (35)
  Public offering of common
    stock, net of offering costs                                        1,465    23,311                                    23,311
  Exercise of warrants                                                  1,239     4,515                                     4,515
  Common stock issued in
    SMP acquisition                                                        28       593                                       593
  Stock option exercises                                                   72       571                                       571
  Issuance of common stock under
    employee stock purchase plan                                            4        61                                        61
                                 ------     ------   -----     -----   ------    ------      ------         -------        -------
Balances at December 31, 1995       100       500       --        --   10,518    38,244          --           7,751        46,495
  Net loss for the year                                                                                      (5,490)       (5,490)
  Preferred stock dividends                                                                                     (35)          (35)
  Stock option exercises                                                  231     1,258                                     1,258
  Issuance of common stock under
    employee stock purchase plan                                           11        81                                        81
                                 ------     ------   -----     -----   ------    ------      ------         -------        -------
Balances at December 31, 1996       100       500       --        --   10,760    39,583          --           2,226        42,309

  Net loss for the year                                                                                     (16,695)      (16,695)
  Preferred stock dividends                                       30                                            (70)          (40)
  Stock option exercises                                                   98       307                                       307
  Issuance of common stock under
    employee stock purchase plan                                           24        53                                        53
  Issuance of preferred
    stock, net of offering costs                         3     2,811                                                        2,811
  Common stock issued in
    acquisitions                                                        1,210     2,450                                     2,450
  Foreign currency translation loss                                                            (125)                         (125)
                                 ------     ------   -----     -----   ------    ------      ------        -------         -------
Balances at December 31, 1997       100       500        3     2,841   12,092    42,393        (125)        (14,539)       31,070
  Net loss for the period                                                                                   (11,773)      (11,773)
  Preferred stock dividends                                      270       41        75                        (362)          (17)
  Conversion of preferred stock                         (1)     (779)     442       734                                       (45)
  Other common stock issued                                                35        42                                        42
  Issuance of common stock under
    employee stock purchase plan                                            9        13                                        13
  Foreign currency translation loss                                                             (38)                          (38)
                                 ------     -----    -----     -----   ------    ------      ------         -------       -------
Balances at June 30, 1998           100      $500        2    $2,332   12,619   $43,257       $(163)       $(26,674)      $19,252
                                 ======     =====    =====    ======   ======   =======       =====        ========       =======


                             See accompanying notes.

                                    RIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                                 SIX
                                                                           YEAR ENDED DECEMBER 31,              MONTHS
                                                                           -----------------------               ENDED
                                                                    1995           1996            1997    JUNE 30, 1998
                                                                    ----           ----            ----    -------------
   OPERATING ACTIVITIES
Reconciliation of net income (loss) to net cash
  provided by (used in) operations:
Net income (loss)                                               $  5,955        $ (5,490)      $(16,695)      $(11,773)
Depreciation                                                         196           1,288          1,560            616
Amortization                                                         190             421            453            227
Deferred income tax (benefit) expense                                (27)           (876)         1,088             --
Loss on impairment                                                    --              --          8,600             --
Non-cash restructuring charges                                        --           2,397             --             --
Gain on sale of subsidiary                                            --            (482)            --             --
Amortization of discount on notes receivable                          --             (34)          (116)            --
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                      (8,076)           (637)         2,689          8,101
  (Increase) decrease in inventories                              (1,316)         (1,577)           308         (3,188)
  (Increase) decrease in prepaid expenses and other assets          (590)            294           (227)          (159)
  (Increase) decrease in income taxes receivable                     (15)         (2,894)         1,267             --
  Increase (decrease) in accounts payable                          3,649          (3,065)        (1,652)         2,199
  Decrease in accrued expenses and other current liabilities        (698)           (102)        (1,247)         1,354
                                                                --------        --------        -------        -------
Net cash used in operating activities                               (732)        (10,757)        (3,972)        (2,623)

INVESTING ACTIVITIES
Purchases of plant and equipment                                  (1,910)         (5,364)          (753)          (738)
Acquisitions, net of cash acquired                               (13,039)             --         (1,979)            --
Sales of (purchases) of securities available-for-sale             (3,840)          3,840             --             --
Proceeds from sale of subsidiary, net of costs                        --             884             --             --
Cash received from note receivable                                    --              --             --            200
Increase in other assets                                            (157)           (532)          (223)          (280)
                                                                --------        --------        -------        -------
Net cash used in investing activities                            (18,946)         (1,172)        (2,955)          (818)

FINANCING ACTIVITIES
Net advances on line of credit                                        --              --          1,995          2,552
Net proceeds from sale of preferred stock                             --              --          2,811            (45)
Proceeds from exercise of common stock options                       267           1,087            307             --
Proceeds from sale of common stock                                23,372              --             --             --
Proceeds from exercise of common stock warrants                    4,515              --             --             --
Proceeds from Employee Stock Purchase Plan                            --              81             53             13
Proceeds from long-term borrowings                                    --             750             --             --
Repayments of notes payable and long-term borrowings                  --            (993)           (99)          (229)
Dividends paid                                                       (35)            (35)           (40)           (17)
                                                                --------        --------        -------        -------
Net cash provided by financing activities                         28,119             890          5,027          2,274
                                                                --------        --------        -------        -------

Net increase (decrease) in cash and cash equivalents               8,441         (11,039)        (1,900)        (1,167)
Cash at beginning of period                                        5,830          14,271          3,232          1,332
                                                                --------        --------        -------        -------
Cash at end of period                                           $ 14,271        $  3,232        $ 1,332        $   165
                                                                ========        ========        =======        =======

SUPPLEMENTAL DISCLOSURE
Cash paid for interest                                          $      8        $    275        $   414        $   123
Cash paid for income taxes                                      $  3,505        $    910        $    68        $    --
NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock and notes payable issued in acquisitions           $  1,531        $     --        $ 2,450        $    --
Issuance of Common stock to retire note payable                 $     --        $     --        $    --        $    66




                             See accompanying notes.

                                   RIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

Liquidity

   The Company has incurred losses of $5.5 million, $16.7 million and $11.8 million for the years ended December 31, 1996 and 1997, and for the six months ended June 30, 1998, respectively. The Company used $17.4 million of cash in operations during these periods which resulted in a decrease in working capital to $2.5 million at June 30, 1998. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

   The Company operates a seasonal business and generates the majority of its sales in the quarters ending September 30 and December 31. In order to manufacture product during the remainder of the year, the Company has a revolving line of credit arrangement with an asset-based lender, CIT, to finance import letters of credit and working capital needs. The Company believes the CIT Line is adequate to meet the current needs of its business. There is, however, no assurance the CIT Line is sufficient to fund the demands of the Company's future growth. In addition, availability of funds under the CIT Line is at all times conditioned on the Company achieving certain collateral requirements. There can be no assurance such requirements will be achieved or, if achieved, that they can be consistently maintained. The Company's inability to increase the CIT Line or meet or maintain specific collateral requirements could each have a material adverse impact on the Company's financial condition and could result in a substantial limitation or reduction in the scope of the Company's business.

    In June 1998, the Company replaced certain members of management and reorganized its operations. Subsequent thereto, operational changes have been put in place to reduce fixed costs to a level that can be supported by forecasted sales and gross margin levels. Additional financing has been obtained in August 1998 and the Company anticipates increasing its lines of credit or seeking other sources of financing through long term debt or additional equity financing. However, there can be no assurance that the Company will meet its sales and gross margin forecast for fiscal year ended June 30, 1999, control expenditures to an acceptable level, or that such additional sources of financing will be available on favorable terms or at all. The Company's inability to meet the above business plan would have a material adverse impact on the Company's financial condition and may require the Company to further reduce its expenditures, curtail certain operations, or dispose of operating assets to enable the Company to continue its operations at least through June 1999.

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

     The Company enters into foreign currency forward contracts, generally with terms of 270 days or less, as a hedge against some of its foreign currency commitments. Offsetting gains and losses on these contracts are recognized concurrently with the exchange gains and losses stemming from the associated commitments. During the contractual periods, the Company is exposed to certain losses in the event of nonperformance by the counterparties to the forward contracts. At June 30, 1998, the Company did not have any open forward contracts.

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

Research and  Development Costs

    Research and development costs are charged to expense as incurred and totaled approximately $217,000 in 1995, $417,000 in 1996, $338,000 in 1997 and
$180,000 for the six months ended June 30, 1998.

Advertising Costs

    The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense totaled $528,000 in 1995, $847,000 in 1996, $1,090,000 in 1997 and $596,000 for the six months ended June 30, 1998.

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

Net Income (Loss) Per Share

    Basic earnings per share is computed by dividing net income (loss) by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the average number of common and dilutive common equivalent shares outstanding during the period.

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

Comprehensive income

    As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. The Company's total comprehensive income (loss) for the years ended December 31, 1995, 1996, and 1997 and the six months ended June 30, 1998 was $5,955,000, ($5,490,000),
($16,820,000), and ($11,811,000), respectively.

Reclassifications

    Certain reclassifications have been made to prior year balances to conform with current year presentation.

2. CHANGE IN YEAR END

The Company's Board of Directors approved a change in the Company's fiscal year-end from December 31 to June 30, beginning with the six month period ended June 30, 1998. The change in fiscal year end was made to more closely align the Company's accounting and reporting practices with its product cycle. Comparative information for the six month periods ended June 30, 1997 and 1998 are as follows:

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                      1997                1998
                                                      ----                ----
                                                  (UNAUDITED)
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                          $  7,559            $  7,279
Gross profit (loss)                                   1,992              (1,008)
Operating loss                                       (6,400)            (11,743)
Income tax benefit                                   (1,904)                 --
Net loss                                             (4,436)            (11,773)
Net loss per share - diluted                       $  (0.41)           $  (0.99)

3. IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, the Company periodically reviews the events and circumstances affecting its operations for indications that the Company's long-lived assets might be impaired. In December 1997, the Company determined that reorders for its primary products would not meet previously anticipated levels and the Company realized pricing pressure on its lower-end products, thus suggesting that the Company's current production capacity and infrastructure were underutilized. Based on this evaluation, the Company determined that the $13.9 million of goodwill associated with its acquisitions of CAS, SMP and Ride Manufacturing was impaired and wrote it down by $8.6 million. The Company's estimates of the discounted cash flows expected to be generated from these entities indicate that the remaining carrying amounts are expected to be recovered. However, it is possible that the current industry oversupply of snowboard products may be a sign of a permanent demand shift and there can be no assurance that the carrying value of the goodwill related to these acquisitions will be recoverable which could result in additional write-down of goodwill in the future.

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

Device

    On June 12, 1997, the Company purchased substantially all of the assets (except cash and accounts receivable) and liabilities of Device, a manufacturer of step-in snowboard bindings and boots based in Boulder, Colorado. The purchase price was comprised of approximately $1.0 million in assumed liabilities and 276,220 newly-issued shares of Common Stock valued at $764,900. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value of the assets acquired allocated primarily to goodwill. During 1998, the Company took back 9,045 common shares valued at $25,000 previously issued as consideration, pursuant to a performance adjustment provision in the purchase agreement.

Smiley Hats

    On July 22, 1997, the Company purchased substantially all of the assets of Galena Creek Trading Company, Inc. (d.b.a. Smiley Hats), a manufacturer of winter hats based in Sparks, Nevada. The purchase price was comprised of approximately $550,000 in cash and 320,000 shares of Common Stock valued at $750,000. Galena Creek Trading Company was majority owned and controlled by the Company's then Chief Executive Officer. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value of the assets acquired allocated primarily to goodwill.

US2

    On December 19, 1997, Carve, Inc., a newly-formed, wholly owned subsidiary of the Company acquired the stock of US2 Sports Group, Inc., a manufacturer of wakeboards and wakeboard bindings. The purchase price was comprised of 605,263 newly-issued shares of Common Stock valued at $910,000 plus the assumption of net liabilities of $652,000. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value of the assets acquired allocated primarily to goodwill. During 1998, the Company issued 44,237 shares of its common stock in settlement of a $66,000 note payable to a former owner of US2.

    Summarized unaudited pro forma results of operations, assuming the Device, Smiley Hats and US2 acquisitions took place on January 1 of each year, are as follows:

                                                                     DECEMBER 31,
                                                                     ------------
                                                         1995           1996            1997
                                                       --------       --------        --------
                                                                    (IN THOUSANDS)
           Net sales                                   $ 84,345       $ 80,569        $ 40,595
           Net income (loss)                              6,716         (6,185)        (18,743)
           Net income (loss) per share - diluted       $   0.66       $  (0.53)       $  (1.56)

5. DISPOSITION

    On October 11, 1996, the Company sold the stock of CAS to Gen-X Equipment, Inc., a company formed by two former Company executives and a number of CAS employees. The $3.0 million sales price was comprised of $1,000,000 in cash and short-term notes and $2.0 million in long-term notes. The Company recognized a pre-tax gain of $482,000 in connection with this sale.

    The long-term notes are secured by the stock of the sold corporations and bear interest at prime. Principal payments of $100,000 plus interest are due quarterly through September 2002. The balance outstanding on the note at June 30, 1998 was $1.8 million and the $400,000 current portion of the notes due in fiscal year 1999 is included in Accounts Receivable.

    In May 1998, Gen-X was sold to Global Sports, Inc. (GSI) and the notes payable to Ride were assumed by GSI. GSI, a publicly held company, designs and markets branded footwear and distributes off-price athletic sporting goods. Realization of the Company's $1.8 million notes receivable is dependent on GSI's successful conduct of future operations. The eventual outcome of these matters cannot be determined at this time.

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

7. INVENTORIES

    Inventories consisted of the following:

                                                         DECEMBER 31,
                                                    ----------------------        JUNE 30,
                                                      1996           1997           1998
                                                    -------        -------        -------
                                                               (IN THOUSANDS)
                   Finished goods                   $ 9,415        $ 6,186        $ 8,283
                   Work in process                       96            228            491
                   Raw materials and supplies         2,391          2,189          2,425
                   Obsolescence reserve              (5,916)        (2,039)        (1,447)
                                                    -------        -------        -------
                                                    $ 5,986        $ 6,564        $ 9,752
                                                    =======        =======        =======

8. PLANT AND EQUIPMENT

    Plant and equipment consisted of the following:

                                                           DECEMBER 31,
                                                           ------------       JUNE 30,
                                                          1996       1997       1998
                                                         ------    -------    -------
                                                                (IN THOUSANDS)
                   Office equipment                      $1,364    $ 1,609    $ 1,828
                   Production equipment and tooling       2,674      3,147      3,413
                   Leasehold improvements                 2,126      2,211      2,264
                   Vehicles and other                       588        753        831
                   Construction in process                   --        205        327
                                                         ------    -------    -------
                                                          6,752      7,925      8,663
                   Accumulated depreciation                (995)    (2,255)    (2,871)
                                                         ------    -------    -------
                                                         $5,757    $ 5,670    $ 5,792
                                                         ======    =======    =======


9. LINE OF CREDIT AND LONG-TERM DEBT

    At June 30, 1998, Ride had a $11.0 million revolving credit line agreement with US Bank NA to finance its import letters of credit and working capital needs. Advances on the line bear interest at 1% over the bank's prime rate (effective rate of 9.5% at June 30, 1998). At June 30, 1998, the Company had outstanding advances of $5,236,000 and $5,764,000 in outstanding import letters of credit drawn against this line.

    On August 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") with CIT Group/Credit Finance, Inc. ("CIT") which credit facility replaces the Company's prior credit facility. The Company's line of credit under the new credit facility is up to $15.0 million (to be increased to $17.0 million from October 15, 1998 to December 15, 1998) for a term of three years. The amount that may be borrowed is also limited to the sum of (i) 85% of eligible accounts receivable, so long as dilution does not exceed 5.0% and after implementation of an 11.0% dilution reserve against loan availability during the season, and (ii) 55% of eligible finished goods inventory, not to exceed $6.5 million during April through September, $3.25 million in October, $2.5 million in November, and $2.0 million in December. There will be no advances against inventory during January through March of each year. The new facility provides for a maximum letter of credit subline of $8.0 million.

    The facility bears interest at the Prime interest rate plus 1.5% and is collateralized by substantially all the assets of the Company. The Company was required to pay a closing fee of $75,000 at the time of closing. Additionally, the facility requires an annual facility of 0.50% due each anniversary of the closing and a monthly letter of credit fee of 1.5% per annum of the face amount of any standby and documentary letters of credit. The bank loan agreement restricts the payment of dividends.

    Simultaneous with the execution of the Agreement, the Company entered into a Consent, Reaffirmation, and Release Agreement with US Bank NA. Pursuant to which the Company retained a $3.0 million credit facility with that institution. The US Bank facility bears interest at Prime Rate plus 1.5% per annum until February 28, 1999 and Prime rate plus 2.0% per annum from March 1, 1999 through and including the date Borrower repays the principal amount owed hereunder, is subordinated to the CIT credit line, has a term of one year and is secured by $1.8 million of promissory notes from Global Sports, Inc. (see Note 5). Additionally, the facility is secured by the personal guarantee of one of the Company's outside directors, including certain real property owned by that director.

    During 1996, the Company's landlord loaned the Company $750,000 to fund a portion of the expansion and improvement of the Company's Preston, Washington office and warehouse facilities. The loan has an effective interest rate of approximately 3% and is due in monthly payments of principal and interest of $9,100 through December 2003. The total amount outstanding at June 30, 1998 was $554,000 of which $103,000 is current.

10.  INCOME TAXES

    Deferred tax assets and (liabilities) consisted of the following:

                                                                                        DECEMBER 31,
                                                                                 ------------------------        JUNE 30,
                                                                                   1996            1997            1998
                                                                                 --------        --------        --------
                                                                                              (IN THOUSANDS)
                         Deferred tax assets:
                            Net operating loss carryforwards                     $    102        $  2,931        $  6,279
                            Goodwill writedown                                         --           2,924           2,924
                            Inventory reserves                                        914             641             929
                            Allowance for bad debts                                   213             220             431
                            Warranty reserves                                         119              82              35
                            Restructuring reserves                                    122              68             152
                            Other accruals                                             55             165             141
                                                                                 --------        --------        --------

                         Total deferred tax assets                                  1,525           7,031          10,891
                         Less: Valuation allowance for deferred tax assets             --          (6,646)        (10,158)
                                                                                 --------        --------        --------
                                                                                    1,525             385             733
                         Deferred tax liabilities:
                            Depreciation and amortization                            (437)           (385)           (733)
                                                                                 --------        --------        --------
                         Total deferred tax liabilities                              (437)           (385)           (733)
                                                                                 --------        --------        --------
                             Net deferred tax assets                             $  1,088        $     --        $     --
                                                                                 ========        ========        ========
                         Balance sheet classification:
                           Current assets                                        $  1,423        $     --        $     --
                           Noncurrent liabilities                                    (335)             --              --
                                                                                 --------        --------        --------
                                                                                 $  1,088        $     --        $     --
                                                                                 ========        ========        ========


    At June 30, 1998, the Company had net operating loss carryforwards for income tax purposes of $18.2 million, which are available to offset future federal taxable income, if any. The federal operating loss carryforwards begin to expire in 2007 through 2018. Recognition of approximately $3.2 million of the Company's federal operating loss carryforwards may be limited pursuant to
Section 382 of the Internal Revenue Code. The valuation allowance was established for the deferred tax assets in excess of deferred tax liabilities.

    Significant components of the provision (benefit) for income taxes are as follows:

                                                     YEAR ENDED DECEMBER 31,             SIX MONTHS
                                             -------------------------------------         ENDED
                                               1995           1996           1997      JUNE 30, 1998
                                               ----           ----           ----      -------------
                                                                (IN THOUSANDS)
             Current:
               Federal                       $ 3,147        $(1,713)       $(1,760)            --
               State                             164            106             --             --
               Canada                            143           (380)            77             --
                                             -------        -------        -------        -------
                                               3,454         (1,987)        (1,683)            --
                                             -------        -------        -------        -------
             Deferred:
               Federal                           (48)          (928)           996             --
               State                              21             52            301             --
               Canada                             --             --           (209)            --
                                             -------        -------        -------        -------
                                                 (27)          (876)         1,088             --
                                             -------        -------        -------        -------
             Total provision (benefit)       $ 3,427        $(2,863)       $  (595)       $    --
                                             =======        =======        =======        =======

    The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                        YEAR ENDED DECEMBER 31,           SIX MONTHS
                                                                   ------------------------------            ENDED
                                                                   1995        1996          1997        JUNE 30, 1998
                                                                   ----        ----          ----        -------------
               U.S. federal statutory tax rate                     34.0%      (34.0%)      (34.0%)          (34.0%)

               Change in tax rate resulting from:
                  State income taxes, net of federal benefit        1.3         1.2         (1.7)              --
                  Foreign taxes                                     0.8         0.5         (0.2)              --
                  Nondeductible goodwill amortization               0.3         0.3          0.1              0.2
                  Benefit of foreign sales corporation               --        (1.1)          --               --
                  Valuation allowance                                --          --         32.1             29.8
                  Other                                             0.1        (1.2)         0.3              4.0
                                                                   ====        ====         ====             ====
               Effective tax rate                                  36.5%      (34.3%)       (3.4%)           (0.0%)
                                                                   ====        ====         ====             ====


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

Series B

    On December 19, 1997, the Company issued 3,000 shares of Series B 5% cumulative convertible nonvoting preferred stock for $3,000,000 ("Series B Preferred"). In connection with this transaction, the Company also issued warrants to purchase 283,720 shares of common stock for an exercise price of approximately $2.68 per share ("the Warrants"). Dividends on the Series B Preferred accrue quarterly, are payable in cash or stock and must be paid before dividends can be declared and paid on the Company's Common Stock. The Series B Preferred is convertible into the Company's Common Stock at the option of the holders through December 2000 at which time all of the remaining shares automatically convert to common stock. Subject to certain adjustments, the Series B Preferred converts to Common Stock at the lesser of $2.68 per share or 90% of the market price (as defined) of the Company's Common Stock at the time of conversion. During the six month period ended June 30, 1998, 716 shares of Series B Preferred were converted into 441,687 shares of common stock. The Company has reserved approximately 3,000,000 shares of Common Stock for issuance upon conversion of the remaining shares of Series B Preferred and exercise of the warrants.

    The 10% discount from market price of the conversion of preferred stock has been accounted for as a preferred stock dividend. The dividend is required to be included in earnings per share computations over the period from the date of issuance through the date the security is first convertible. Accordingly, the Company has recorded preferred stock dividends relating to this discount of $30,000 for the year ended December 31, 1997 and $270,000 for the six months ended June 30, 1998.

Stock Purchase Plan

    In 1995, the Company adopted an Employee Stock Purchase Plan which allows eligible employees to buy the Company's Common Stock at a 15% discount from market price utilizing payroll deductions. A total of 100,000 shares have been reserved for issuance under this Plan. During the years ended December 31, 1995, 1996 and 1997 and for the six months ended June 30, 1998, 3,971, 11,123, 23,600 and 8,690 shares of Common Stock were purchased by employees under this Plan, respectively. As of June 30, 1998, 52,616 shares were available for future sale under the Plan.

12.  STOCK-BASED COMPENSATION

    The Company adopted two stock option plans in 1994 that provide for the grant of incentive and nonqualified stock options to the Company's employees, officers, and directors. At June 30, 1998, the Company had 2,103,513 shares of Common Stock reserved for issuance pursuant to these plans. Options generally vest over a four-year period commencing one year from the date of grant.

    Pro forma information regarding net income (loss) per share is required by FASB Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                1995          1996          1997          1998
                                                                ----          ----          ----          ----
                      Expected dividend yield                      0%            0%            0%            0%
                      Expected stock price volatility           37.6%         48.5%         61.3%         64.9%
                      Risk-free interest rate                    6.9%          6.1%          6.1%          5.8%
                      Expected life of options in years          4.5           3.1           3.1           3.1

    For purposes of pro forma disclosures, the estimated weighted average value of the options granted of $3.05, $4.91, $2.65 and $0.93 per share during the years ended December 31,1995, 1996 and 1997 and the six months ended June 30, 1998, respectively, is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except per share amounts):

                                                                                   DECEMBER 31,
                                                                  -------------------------------------------         JUNE 30
                                                                     1995            1996             1997              1998
                                                                     ----            ----             ----              ----
                   Net income (loss) - as reported                $    5,955      $   (5,490)      $  (16,695)       $  (11,773)
                   Net income (loss) - pro forma                  $    5,459      $   (6,731)      $  (17,586)       $  (12,007)

                   Diluted earnings per share - as reported       $     0.59      $    (0.52)      $    (1.51)       $    (0.99)
                   Diluted earnings per share - pro forma         $     0.54      $    (0.64)      $    (1.59)       $    (1.01)


    A summary of options granted and outstanding are as follows (in thousands except per share amounts):

                                                                                         WEIGHTED AVERAGE
                                                                              NUMBER OF   EXERCISE PRICE
                                                                               OPTIONS       PER SHARE
                                                                               -------       ---------
                         Balance at January 1, 1995                               974        $    3.65
                           Granted                                              1,067        $    8.54
                           Exercised                                              (72)       $    4.01
                           Forfeited/Canceled                                    (114)       $    5.70
                                                                                -----

                         Balance at December 31, 1995  (exercisable 237)        1,855        $    6.32
                           Granted                                                278        $   13.43
                           Exercised                                             (231)       $    4.80
                           Forfeited/Canceled                                    (222)       $    9.94
                                                                                -----

                         Balance at December 31, 1996  (exercisable 801)        1,680        $    7.21
                           Granted                                                492        $    5.74
                           Exercised                                              (98)       $    3.17
                           Forfeited/Canceled                                    (566)       $   10.19
                                                                                -----

                         Balance at December 31, 1997 (exercisable 904)         1,508        $    5.29
                           Granted                                                571        $    1.98
                           Exercised                                               --
                           Forfeited/Canceled                                    (202)       $    4.82
                                                                                -----

                         Balance at June 30, 1998 (exercisable 1,081)           1,877        $    4.34
                                                                                =====

    Included in the 1997 option grants are approximately 400,000 employee options repriced to $6.50 per share.

    The following table summarizes information concerning currently outstanding and exercisable options:

                                     OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                      -------------------------------------------------         ------------------------------
                                            WEIGHTED
                                            AVERAGE            WEIGHTED                               WEIGHTED
     RANGE OF             NUMBER           REMAINING            AVERAGE             NUMBER             AVERAGE
     EXERCISE           OUTSTANDING       CONTRACTUAL          EXERCISE           EXERCISABLE         EXERCISE
      PRICES          (IN THOUSANDS)          LIFE               PRICE          (IN THOUSANDS)          PRICE
      ------          --------------          ----               -----          --------------          -----
   $ 1.88-$ 2.80            505            9.8 years            $  1.98                --                 --
   $ 2.80-$ 4.20            438            6.1 years            $  3.20               429              $  3.18
   $ 4.20-$ 6.30            558            6.8 years            $  5.47               443              $  5.42
   $ 6.30-$17.50            376            7.8 years            $  7.13               209              $  7.45
                          -----                                                     -----
                          1,877            7.6 years            $  4.34             1,081              $  4.92
                          =====                                                     =====

    At June 30, 1998 options to purchase 226,906 shares were available for future grant.

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

    During 1996 and 1997, the Company recognized losses on foreign currency contracts totaling approximately $160,000 and $17,000, respectively. The Company recognized approximately $646,000 in gains on foreign currency futures and forward contracts during the year ended December 31, 1995. These amounts are included in cost of goods sold in the accompanying statements of operations. The Company had no open foreign currency contracts at December 31, 1997 or June 30, 1998.

14.  COMMITMENTS AND CONTINGENCIES

Leases

    The Company is committed under noncancelable operating leases expiring at various dates through 2003 for warehouse, manufacturing and office facilities. The leases generally require that the payments of taxes, insurance and maintenance are the responsibility of the Company.

    At June 30, 1998, the Company's future minimum rental payments with respect to capital leases, non-cancelable operating leases with terms in excess of one year and related sublease receivables were as follows:

                                                                             RENTS
                                                                           RECEIVABLE
                                                     CAPITAL   OPERATING     UNDER
         YEARS ENDING JUNE 30,                       LEASES      LEASES    SUBLEASES
         ---------------------                       ------      ------    ---------
                                                              (IN THOUSANDS)
            1999                                       $127      $1,292      $ 267
            2000                                        116       1,100        255
            2001                                        110       1,041        214
            2002                                        102         835        135
            2003                                         85         806          8
            Thereafter                                   --         399         --
                                                     ------      ------      -----
                                                       $540      $5,473      $ 879
                                                                 ======      =====
            Amount representing interest                (94)
                                                     ------
            Present value of minimum lease
              payments (including current portion
              of $70)                                  $446
                                                     ======


    Rent expense, net of sublease income, for the years ended December 31, 1995, 1996 and 1997 and for the six month period ended June 30, 1998 was approximately $406,000, $1,042,000, $1,053,000, and $401,000, respectively.

Class Action Lawsuit

         In August 1998, the Company, together with the individually named defendants, entered into a Memorandum of Understanding with the plaintiffs in the lawsuit filed by certain current and/or former shareholders of the Company styled Murray v. Ride, Inc., et al., wherein the parties have agreed to settle the lawsuit upon the following principal terms: (1) the creation of a settlement fund consisting of: (a) $3,000,000 cash paid by the Company's insurance carrier; and (b) warrants to purchase 600,000 shares of the Company's Common Stock, exercisable for a four year period ending December 31, 2002 at a price of $3.00 per share; and (2) the dismissal of the lawsuit against all named defendants with prejudice. The Memorandum of Understanding is to be reduced to a Stipulation of Settlement, which will be presented to the Court for approval. While the Company is hopeful such approval will be forthcoming, there can be no assurance such approval will be given. In the event Court approval of the settlement is denied, the Company expects the litigation will resume and the Company will renew its vigorous defense of the claims.

    From time to time, the Company is subject to various other pending and threatened legal actions that arise in the normal course of business. In the opinion of management, liabilities arising from these claims will not have a material effect on the financial position of the Company.

15.  EMPLOYEE BENEFIT PLANS

    Beginning January 1996, the Company provided a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15% of their pre-tax earnings, subject to certain Internal Revenue Service limitations. The Company provides matching contributions which vest 20% annually over a five year period equal to 25% of each employee's contribution. The Company's 1996 and 1997 matching contributions for this plan were approximately $31,000 and $39,000, respectively. Contributions for the period ending June 30, 1998 were $21,000.

16.  CONCENTRATION OF CREDIT RISK AND GEOGRAPHICAL INFORMATION

    The Company sells its products to customers predominantly located throughout North America, Japan and Europe. The concentrations of credit risk with respect to trade receivables are considered minimal due to the Company's ongoing credit evaluations of its customers. Based on the Company's assessment of credit risk, sales in the United States and Canada are made on open credit, C.O.D., cash in advance, or by postdated check. International sales are generally made on a cash in advance or letter of credit basis. In 1995 and 1996, sales to the Company's principal Japanese distributor accounted for approximately 22% and 17% of net sales, respectively. In 1996, sales to another of the Company's Japanese distributors accounted for 12%. No one customer accounted for more than 10% of revenues in 1997 or 1998.

    Worldwide sales of the Company's products were (in thousands):

                                                  DECEMBER 31,
                                      -----------------------------------       JUNE 30
                                        1995          1996          1997          1998
                                      -------       -------       -------       -------
               North America          $50,212       $41,016       $24,907       $ 5,976
               Japan                   17,051        28,470         7,989           821
               Europe and other         7,587         6,242         3,579           482
                                      -------       -------       -------       -------
                                      $74,850       $75,728       $36,475       $ 7,279
                                      =======       =======       =======       =======

17. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                        YEAR ENDED DECEMBER 31,               SIX MONTHS
                                                               ----------------------------------------          ENDED
                                                                 1995            1996            1997        JUNE 30, 1998
                                                               --------        --------        --------      -------------
                                                                        (IN THOUSANDS, EXCEPT
                                                                          PER SHARE AMOUNTS)
        Numerator:
            Net income (loss)                                  $  5,955        $ (5,490)       $(16,695)       $(11,773)
            Preferred stock dividends                               (35)            (35)            (70)           (362)
                                                               --------        --------        --------        --------
            Numerator for basic earnings per share -
              income available to common stockholders             5,920          (5,525)        (16,765)        (12,135)

            Effect of dilutive securities:
               Preferred stock dividends                             35              --              --              --
                                                               ========        ========        ========        ========
            Numerator for diluted earnings per share -
              income available to common stockholders
              after assumed conversions                        $  5,955        $ (5,525)       $(16,765)       $(12,135)
                                                               ========        ========        ========        ========

        Denominator:
            Denominator for basic earnings per share -
              weighted average shares                             8,872          10,614          11,128          12,261

            Effect of dilutive securities: (1)
               Employee stock options                             1,060              --              --              --
               Convertible preferred stock                          200              --              --              --
                                                               --------        --------        --------        --------
            Dilutive potential common shares                      1,260              --              --              --
                                                               --------        --------        --------        --------
            Denominator for diluted earnings per share -
              adjusted weighted average shares and
              assumed conversions                                10,132          10,614          11,128          12,261
                                                               ========        ========        ========        ========

            Basic earnings per share                           $   0.67        $  (0.52)       $  (1.51)       $  (0.99)
                                                               ========        ========        ========        ========
            Diluted earnings per share                         $   0.59        $  (0.52)       $  (1.51)       $  (0.99)
                                                               ========        ========        ========        ========


(1) The effects of potential common securities are excluded from the diluted calculation for 1996, 1997 and 1998 as their effects would be antidilutive.

18. BUSINESS SEGMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company has adopted Statement 131 for the six months ended June 30, 1998 but has not retroactively adjusted previously reported segments because it was impractical to do so.

    The Company reports operating results in two segments due to distinct product differences. These two segments include the Company's hardgoods and softgoods product lines. The hardgoods segment includes snowboards, snowboard bindings, snowboard boots, wakeboards, and wakeboard boots. The softgoods segment includes apparel and accessories.

--------------------------------------------------------------------------------
Year ended June 30, 1998
--------------------------------------------------------------------------------
                                           Apparel/
                                         Accessories     Hardgoods     Total
--------------------------------------------------------------------------------
                                                      (IN THOUSANDS)
Revenues from external customers
     USA                                   $ 2,285        $ 2,968    $  5,253
     Foreign                                   705          1,321       2,026
                                           -------        -------    --------
     Total                                 $ 2,990        $ 4,289    $  7,279
                                           =======        =======    ========

Interest expense                           $    13        $   134    $    147
Depreciation and amortization expense          147            696         843
Segment loss                                (2,262)        (9,511)    (11,773)
Segment assets                               6,661         27,943      34,604
Expenditures for long-lived assets              70            668         738
--------------------------------------------------------------------------------

    The SMP apparel and Smiley Hats subsidiaries are stand alone units and make up approximately 84% of the Apparel and Accessory segment. The remaining 16% is comprised of the Ride apparel and accessory lines which are sold through the traditional hardgoods distribution units, namely Ride Snowboards and Ride Canada. The Sales for this remaining portion are specifically calculated. Expenses and assets for the Apparel and Accessory segments of Ride Snowboards and Ride Canada are allocated based on sales.

    Plant and equipment, goodwill and other long-lived assets of $16,342,000 represent $16,075,000 located in the United States, the Company's country of domicile, and $267,000 located in Canada.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            MARCH 31        JUNE 30       SEPTEMBER 30     DECEMBER 31
                                                            --------        -------       ------------     -----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
            1996:
              Net sales                                     $ 12,777        $ 13,501        $ 35,329       $ 14,121
              Gross profit (loss)                              3,387           4,164          11,344         (4,808)(1)
              Net income (loss)                                 (982)            411           3,642         (8,561)(2)
              Net income (loss) per share (basic)              (0.09)           0.04            0.34          (0.80)
              Net income (loss) per share (diluted)            (0.09)           0.04            0.32          (0.80)

                   Balance sheet data (at end of quarter):
                     Accounts receivable, net                       9,404          13,993          28,257         14,193
                     Inventories                                    6,153          11,865          16,302          5,986
                     Working capital                               23,584          23,411          26,920         20,941

                 1997:
                   Net sales                                     $  5,034        $  2,525        $ 18,215       $ 10,701
                   Gross profit                                     1,328             664           5,824          2,003
                   Net income (loss)                               (2,182)         (2,254)            661        (12,920)(3)
                   Net income (loss) per share (basic)              (0.20)          (0.21)           0.06          (1.12)
                   Net income (loss) per share (diluted)            (0.20)          (0.21)           0.06          (1.12)

                   Balance sheet data (at end of quarter):
                     Accounts receivable, net                       8,311           6,339          17,300         12,588
                     Inventories                                    6,289          10,111          11,065          6,564
                     Working capital                               18,435          15,644          16,768         14,823

                 1998:
                   Net sales                                     $  4,417        $  2,862
                   Gross profit (loss)                                877          (1,885)
                   Net income (loss)                               (3,980)         (7,793)
                   Net income (loss) per share (basic)              (0.35)          (0.63)
                   Net income (loss) per share (diluted)            (0.35)          (0.63)

                   Balance sheet data (at end of quarter):
                     Accounts receivable, net                       5,990           4,487
                     Inventories                                    7,766           9,752
                     Working capital                               11,165           2,489


(1) Includes $6.5 million inventory write-down. See Note 6.

(2) Includes $6.5 million inventory write-down and $2.5 million restructuring charge. See Note 6.

(3) Includes $8.6 million loss on impairment of goodwill. See Note 3.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors of the Registrant are as follows:

         Cory J. Hechler, age 33, has served as a director of the Company since December 1993. Mr. Hechler joined Bear Stern Securities, Inc., an investment banking firm, in January 1986 and has been a Senior Managing Director since September 1993. Mr. Hechler received his B.A. degree from the State University of New York at Oneonta.

         Robert F. Marcovitch, age 41, was elected as a director of the Company on June 16, 1998 to fill the vacancy created by the resignation of Robert E. Hall. Mr. Marcovitch was also appointed to serve as the Company's President and Chief Executive Officer. Prior to that time, Mr. Marcovitch served as Sr. Vice President of the Company's Apparel and International divisions since October 1996. Before that he was employed by C.A.S. Sports International, Inc., a Canadian-based former subsidiary of the Company, where he served as President from August 1994 through October 1996. From December 1992 to August 1994, Mr. Marcovitch was Director of Apparel for Nike Canada, where he was responsible for all of Nike's non-footwear business in Canada. From 1989 to 1992, Mr. Marcovitch was Strategic Account Manager of Nike Canada's apparel division. Mr. Marcovitch attended Concordia University in Montreal.

         Mark M. Salter, age 38, has been a director of the Company since April 1993, and served as Vice Chairman of the Board from November 1993 to December 1995. He also served as the Company's Director of Investor Relations from October 1994 until September 1995. Mr. Salter has been the Director of fixed Income Securities for Amherst Securities Group, Inc., a Houston-based securities broker-dealer, since October 1995. From 1989 to 1994, he was Executive Vice President and Director of Trading for Westcap Securities L.P., a Houston-based fixed income securities firm. Mr. Salter received his B.A. degree from York University in Toronto.

The Executive Officers of the Registrant who are not also Directors are as follows:

         Mark Braiser, 34, joined the Company in June 1995 as Vice President of Sales for the Company's C.A.S. Sports International subsidiary. He was promoted to Vice President of Sales for the Company's Special Products Group in October 1996 and was appointed the Company's Vice President of Sales in June 1998. Prior to joining the Company, Mr. Brasier owned his own Independent Sales Representative agency for the preceding 10-year period. Mr. Brasier graduated from the University of Western Ontario with a BA in Business.

         Gregory S. Cook, 50, joined the Company in March 1996 as Chief Financial Officer and Chief Operating Officer for the Company's C.A.S. Sports International subsidiary. In October 1996, Mr. Cook was appointed President of the Company's Ride Canada subsidiary, a position he served until his appointment as the Company's Chief Operating Officer in June 1998. Mr. Cook served as President of Head/Tyrollia Sports Canada from 1985 until his departure in 1996 to join the Company. Mr. Cook is a Certified Management Accountant and holds a degree in Business Administration and Accounting from Mohawk College in Hamilton, Ontario.

         David H. Davis, 39, joined the Company as Secretary and General Counsel in September 1996. Prior to that he served as Corporate Counsel and Assistant Secretary of Egghead, Inc., a reseller of computer software, hardware and peripherals, where he was employed from September 1994 through August 1996. Before joining Egghead, Mr. Davis was an associate attorney with the Seattle law firm of Stanislaw Ashbaugh from April 1990 through September 1994. Mr. Davis earned his BA degree from Whitman College and his JD from the University of Oregon.

         Former executive officer Robert E. Hall, age 50, joined the Company in August 1996 as Chief Executive Officer and President, was appointed to the Board of Directors in September 1996, and resigned as a director and employee of the Company in June 1998.

         Former executive officer Bruce Manke, age 55, joined the Company in September 1996 as Senior Vice President of Winter Sports and Administration and resigned his position in June 1998.

         Scott C. Mavis, 30, joined the Company in March 1993 as its Customer Services Manager. Mr. Mavis worked his way through the organization, performing duties as an Assistant Product Manager, an Inventory Trafficking Manager and International Sales Coordinator, before being appointed to Managing Director of European Sales, a position he held until being promoted to the Company's Vice President of Marketing in June 1998. Mr. Mavis graduated from the University of Vermont with a BS in Business Administration with a focus on International Marketing.

         Former executive officer G. Scott Stewart, 36, served as the Company's Vice President from April 1995 until September 1996, when he was appointed Senior Vice President of Finance, a position he held until his resignation in August 1998.


ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

         The following table sets forth annual and long-term compensation for services rendered during the six months ended June 30, 1998 and the years ended December 31, 1997, 1996 and 1995 by the Named Executive Officers.

Summary Compensation Table

                                                                                      Long-Term
                                                                                      Compensation
                                                      Annual Compensation             Awards
                                             --------------------------------------   ------------
                                                                          Other
                                                                          Annual      Securities          All Other
Name and                                                                  Compen-     Underlying          Compensation
Principal Position                 Year      Salary ($)     Bonus ($)     sation($)   Options (#)         ($)
------------------                 ----      ----------     ---------     ---------   -----------         ------------
Robert E. Hall (1)                 1998       105,000             0         5,152        30,000             0
  Former Chief                     1997       200,000             0         6,855        62,500             0
  Executive                        1996        76,590             0         5,255        62,500             0
Officer and President              1995           N/A           N/A           N/A           N/A           N/A

Bruce Manke (2)                    1998        82,500             0         2,500        27,500             0
  Former Sr. Vice President        1997       148,750        20,000         5,751        22,500             0
Board Sports and                   1996        49,800             0         2,375        15,000             0
   Administration                  1995           N/A           N/A           N/A           N/A           N/A


Robert F. Marcovitch (3)           1998       100,000             0           913        27,500
  President and Chief              1997       200,000             0         1,957         7,500             0
 Executive Officer                 1996       200,000             0         1,957             0             0
                                   1995       214,683             0         2,190        80,000             0


G. Scott Stewart (4)               1998        60,000             0         4,150        27,500             0
Former Vice President,             1997       110,000             0         4,550         7,500             0
Chief Financial Officer and        1996       100,000        15,000         1,479             0             0
Treasurer                          1995        48,657        10,000             0        30,000             0


Gregory S. Cook (5)                1998        50,000             0         4,000        14,500             0
 Chief Operating Officer           1997       100,000             0         8,571        12,500             0
                                   1996        79,167         4,166         6,884             0             0
                                   1995            NA            NA            NA            NA            NA

David H. Davis (6)                 1998        55,000             0         1,375        14,500             0
  Secretary and General            1997       103,332             0         2,375        12,500             0
Counsel                            1996        33,334             0           792        10,000             0
                                   1995           N/A           N/A           N/A           N/A           N/A

Mark Brasier (7)                   1998        75,000             0         2,515        14,500             0
  Vice President, Sales            1997       150,000             0         5,986        17,500             0
                                   1996       150,000         6,250         5,507             0             0
                                   1995        75,000        10,000         2,750         2,000             0

Scott Mavis (8)                    1998        25,000             0           625         8,500             0
   Vice President, Marketing       1997        50,000             0         1,250         4,500             0
                                   1996        50,000         2,083         1,250             0             0
                                   1995        50,000         4,166         1,250             0             0

         (1) Mr. Hall joined the Company in August 1996 and resigned on June, 16, 1998; the salaries shown for each of 1996 and the six months ending June 30, 1998 are for a partial year's employment. The amount shown for other annual compensation represents contributions by the Company to the Company's 401(k) savings plan on behalf of Mr. Hall and an automobile allowance. Stock option grants for 1997 include the cancellation, repricing and reissuance of 62,500 options originally issued in 1996.

         (2) Mr. Manke joined the Company in September 1996 and resigned from his position on June 16, 1998; the salaries shown for each of 1996 and the six months ending June 30, 1998 are for a partial year's employment. The amount shown for other annual compensation represents contributions by the Company to the Company's 401(k) savings plan on behalf of Mr. Manke. Stock option grants for 1997 include the cancellation, repricing and reissuance of 15,000 options originally issued in 1996.

         (3) The amount shown for other annual compensation for Mr. Marcovitch represents contributions by the Company to the Company's Retirement Savings Plan on behalf of Mr. Marcovitch.

         (4) Mr. Stewart joined the Company in April 1995 and resigned his position in August 1998; the salary shown for 1995 is for a partial year's employment. The amount shown for other annual compensation represents contributions by the Company to the Company's 401(k) savings plan on behalf of Mr.
Stewart and an automobile allowance in 1997 and 1998.

         (5) Mr. Cook joined the Company in March 1996; the salary shown for that year is for a partial year's employment. The amount shown for other annual compensation represents contributions by the Company to the Company's Retirement Savings Plan on behalf of Mr. Cook and an automobile allowance.

         (5) Mr. Davis joined the Company in September 1996; the salary shown for that year is for a partial year's employment. The amount shown for other annual compensation represents contributions by the Company to the Company's 401(k) savings plan on behalf of Mr. Davis. Stock option grants for 1997 include the cancellation, repricing and reissuance of 10,000 options originally issued in 1996.

         (6) Mr. Braiser joined the Company in June 1995; the salary shown for that year is for a partial year's employment. The amount shown for other annual compensation represents contributions by the Company to the Company's Retirement Savings Plan on behalf of Mr. Brasier and an automobile allowance.

         (7) The amount shown for other annual compensation represents contributions by the Company to the Company's 401(k) savings plan on behalf of Mr. Mavis.

Option Grants in 1998

         The following table provides information on option grants to the Named Executive Officers in 1998.

                                                    Individual Grants
                           -------------------------------------------------------------------
                                                Percent of                                            Potential Realizable
                             Number of             Total                                             Value at Assumed Annual
                            Securities         Options/SARs                                           Rates of Stock Price
                            Underlying          Granted to       Exercise                            Appreciation for Option
                           Options/SARs        Employees in      or Base                                    Term (2)
                             Granted            Fiscal Year       Price             Expiration       -----------------------
                               (#)                  (1)           ($/Sh)               Date             5%             10%
                           ------------        ------------    ------------         ----------       --------       --------
Robert E. Hall               30,000                5.26%       $      2.000          9/13/1998       $  3,000       $  6,000

Bruce Manke                   7,500                1.31%       $      1.875          9/14/1998       $    703       $  1,406

                             20,000                3.51%       $      2.000          9/14/1998       $  2,000       $  4,000

Robert F. Marcovitch          7,500                1.31%       $      1.875           1/2/2008       $  8,843       $ 22,411

                             20,000                3.51%       $      2.000          5/19/2008       $ 25,155       $ 63,749

G. Scott Stewart              7,500                1.31%       $      1.875           1/2/2008       $  8,843       $ 22,411

                             20,000                3.51%       $      2.000          5/19/2008       $ 25,155       $ 63,749

David H. Davis                2,500                0.44%       $      1.875           1/2/2008       $  2,947       $  7,470

                             12,000                2.10%       $      2.000          5/19/2008       $ 15,093       $ 38,249

Greg Cook                     2,500                0.44%       $      1.875           1/2/2008       $  2,947       $  7,470

                             12,000                2.10%       $      2.000          5/19/2008       $ 15,093       $ 38,249

Mark Braiser                  2,500                0.44%       $      1.875           1/2/2008       $  2,947       $  7,470

                             12,000                2.10%       $      2.000          5/19/2008       $ 15,093       $ 38,249

Scott Mavis                   2,500                0.44%       $      1.875           1/2/2008       $  2,947       $  7,470

                              6,000                 1.5%       $       2.00          5/19/2008       $  7,546       $ 19,124
                            -------

                            164,500

         (1) Based on an aggregate of 570,500 stock options granted to employees during the six month period ended June 30, 1998.

         (2) Potential realizable value is based on an assumption that the value of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. This formula is calculated based on SEC requirements and does not reflect the Company's estimate of future stock price growth.

         The Company's Stock Option Plan is administered by the Compensation Committee of the Board of Directors, which consists of Messrs. Hechler, and Salter. The Compensation Committee determines to whom options are granted, the number of shares subject to each option, the vesting schedule and the exercise price. The exercise price may not be less than the fair market value of the Common Stock on the date of grant. Options generally vest over four years and have a duration of ten years. The exercise price may be paid in cash, by delivering shares of Common Stock already owned by the option holder or by complying with any other payment mechanism approved by the plan administrator. Subject to certain limitations, the Compensation Committee may modify the terms of and reprice outstanding options.

Option Exercises and Fiscal Year-End Option Values

         The following table shows data relating to stock options exercised by the Company's Named Executive Officers and unexercised options held by such persons at June 30, 1998.

                                                                        Number of Securities                Value of Unexercised
                              Shares Acquired                      Underlying Unexercised Options           In-the-Money Options
                                on Exercise      Value Realized        at Fiscal Year-End (#)              at Fiscal Year-End ($)
        Name                        (#)               ($)            Exercisable/Unexercisable         Exercisable/Unexercisable (1)
        ----                  ---------------    --------------    ------------------------------      -----------------------------
Robert E. Hall                      -0-               N/A                      15,625 / 0                         $0 / $0
Bruce Manke                         -0-               N/A                       5,625 / 0                         $0 / $0
Robert F. Marcovitch                -0-               N/A                  48,125/ 59,375                         $0 / $0
G. Scott Stewart                    -0-               N/A                  19,375/ 40,625                         $0 / $0
David H. Davis                      -0-               N/A                   3,125/ 23,875                         $0 / $0
Greg Cook                           -0-               N/A                  3,125 / 21,375                         $0 / $0
Mark Braiser                        -0-               N/A                 12,625 / 21,875                         $0 / $0

         (1) The amount shown is the aggregate number of shares of Common Stock that may be purchased pursuant to the exercise of outstanding options, multiplied by the difference between the closing price of the Common Stock reported on Nasdaq National Market on September 23, 1998, $1.00, and the per share exercise price of such options.

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company are not compensated for service as directors. Non-employee directors of the Company receive $1,000 per board meeting attended in person. The Company also reimburses each director for reasonable expenses incurred in attending meetings of the Board of Directors. In addition, in June 1998 the Directors approved, subject to shareholder approval, a Non-Employee Directors' Nonqualified Stock Option Plan whereby upon election or appointment to the Board of Directors, each non-employee director receives an option under such Plan to purchase 5,000 shares of Common Stock. The option vests and is exercisable on the earlier of one year from the date of grant or the last business day preceding the next following Annual Shareholders' Meeting. Unvested and unexpired options terminate upon the first of the following events:
(i) ten years from the date of grant; (ii) the expiration of 90 days from the date of an optionee's termination as a director for any reason other than death or disability; or (iii) the expiration of one year from the date of death of an optionee or cessation of the optionee's service as a director by reason of disability.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Common Stock Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of September 21, 1998 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) by each director; (iii) by the group of individuals collectively referred to as "the Named Executive Officers" consisting of all individuals serving as the Company's Chief Executive Officer or acting in a similar capacity during the six months ended June 30, 1998, and the other five most highly paid executive officers of the Company other than the Chief Executive Officer; and (iv) by all directors and executive officers of the Company as a group.

Table of Beneficial Ownership

Name of Beneficial Owner (1)                    Amount and Nature of       Percent of Shares
                                                Beneficial Ownership       Outstanding
--------------------------------------------------------------------------------------------
James J. Salter                                     1,013,764(2)                 8.03%
   2700 Dufferin Street, #B3

Name of Beneficial Owner (1)                    Amount and Nature of       Percent of Shares
                                                Beneficial Ownership       Outstanding
--------------------------------------------------------------------------------------------
   Toronto, Ontario Canada M6B 4J3
Mark M. Salter                                      1,164,818(3)                  9.2%
   1900 W. Loop South, #550
   Houston, TX 77027
Cory J. Hechler                                       419,000(4)                  3.3%
Robert F. Marcovitch                                   54,909(5)                    *
G. Scott Stewart                                       26,681(6)                    *
Robert E. Hall                                         16,240(7)                    *
Bruce Manke                                               -0-                       *
Mark Braiser                                            7,875(8)                    *
David H. Davis                                         10,374(9)                    *
Greg Cook                                               3,125(10)                   *
All directors and executive officers as a           2,728,983                   21.62%
group (11 persons)

  * Less than 1%

         (1) Except as otherwise noted in these footnotes, each of the persons named in the table has sole voting and investment power with respect to the shares shown beneficially owned by such person. As noted in these footnotes, shares beneficially owned may include shares subject to options that are exercisable on or before November 20, 1998.

         (2) Includes 893,764 shares held by DLS Financial Holdings, Inc., a trust controlled by Mr. Salter and 120,000 shares subject to options that are currently exercisable or exercisable on or before November 20, 1998.

         (3) Includes: (i) 835,000 shares held by Salter Family Partners, Ltd., a limited partnership of which Mark Salter and his wife are the sole general partners, with shared voting and investment control; (ii) 6,000 shares held by Mark Salter as custodian for his two minor children, for which Mr. Salter disclaims beneficial ownership; (iii) 200,000 shares that are issuable upon the conversion of 100,000 shares of the Company's Series A Convertible Preferred Stock held by Salter Family Partners, Ltd.; and (iv) 123,818 shares subject to options that are currently exercisable or exercisable on or before November 20, 1998.

         (4) Includes 339,000 shares owned directly and 80,000 shares subject to options that are currently exercisable or exercisable on or before November 20, 1998.

         (5) Includes 534 shares owned directly and 54,375 shares subject to options that are currently exercisable or exercisable on or before November 20, 1998.

         (6) Includes 2,306 shares owned directly and 24,375 shares subject to options that are currently exercisable or exercisable on or before November 20, 1998. Mr. Stewart resigned from the Company on August 31, 1998, but remains as a consultant to the Company. Under his consulting agreement, Mr. Stewart continues to participate in the Company's employee stock option plan in accordance with the terms of such plan.

         (7) Includes 9,240 shares owned directly, and 7,000 shares held by the Robert E. Hall Family Trust, a trust controlled by Mr. Hall.

         (8) Represents 7,875 shares subject to options that are currently exercisable or exercisable on or before November 20, 1998.

         (9) Includes 4,749 shares owned directly and 5,625 shares subject to options that are currently exercisable or exercisable on or before November 20, 1998.

         (10) Represents 3,125 shares subject to options that are currently exercisable or exercisable on or before November 20, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND TRANSACTIONS.

         None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

        1. Financial Statements.

                                                                                           FORM 10-K
                                                                                          PAGE NUMBER
             A.  Report of Ernst & Young LLP, Independent Auditors..............               26

             B.  Consolidated Balance Sheets as of December 31, 1996
                 and 1997 and June 30, 1998.....................................               27

             C.  Consolidated Statements of Operations for the years
                 ended December 31, 1995, 1996 and 1997 and the six
                 months ended June 30, 1998.....................................               28

             D.  Consolidated Statements of Shareholders' Equity for
                 the years ended December 31, 1995, 1996 and 1997 and
                 the six months ended June 30, 1998.............................               29

             E.  Consolidated Statements of Cash Flows for the years
                 ended December 31, 1995, 1996 and 1997 and the six
                 months ended June 30, 1998.....................................               30

             F.  Notes to Consolidated Financial Statements.....................               31

        2. Financial Statement Schedules.

                                                                                           FORM 10-K
                                                                                          PAGE NUMBER
             Schedule II - Valuation and Qualifying Accounts....................               56

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

    3.5        Articles of Correction (12)

    3.6        Amendment to Certificate of Designation of Relative Rights and
               Preferences of the Series A 7% Cumulative Nonvoting Preferred
               Stock (26)

    3.7        Certificate of Designation of Relative Rights and Preferences of
               the Series B 5% Cumulative Convertible Nonvoting Preferred Stock
               (27)

    4.1        Article VI of the Articles of Incorporation regarding Shareholder
               Rights (See Exhibit 3.1) (1)

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
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

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
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

   10.76       Warrant Agreement, dated December 18, 1997 by and between Ride,
               Inc. and Rochon Capital Group, Ltd.(28)

   10.77 Placement Agency Agreement, dated December 18, 1997 by and between Ride, Inc. and Rochon Capital Group, Ltd.(28)

   10.78       Common Stock Purchase Warrant issued to Advantage Fund II, Ltd.
               dated December 19, 1997(28)

   10.79       Common Stock Purchase Warrant issued to Rochon Capital Group,
               Ltd. dated December 19, 1997(29)

   10.80 Loan and Security Agreement, dated August 31, 1998, by and between CIT Group/Credit Finance, Inc., Ride Snowboard Company,
               Ride Manufacturing, Inc., SMP Clothing, Inc., and Smiley Hats,
               Inc.

   10.81       Consent, Reaffirmation and Release Agreement, dated August 31,
               1998, by and between US Bank NA, Ride, Inc., Carve, Inc., Preston
               Binding Company, Ride International, Inc., Ride Manufacturing,
               Inc., Ride Snowboard Company, Smiley Hats, Inc., and SMP
               Clothing, Inc.

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

                                                       RIDE, INC.
                                                      (Registrant)


                                              /s/ ROBERT  F, MARCOVITCH
                                        -------------------------------------
                                                  Robert F. Marcovitch
                                        Chief Executive Officer and President

DATE:  September 28, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated

/s/  ROBERT F. MARCOVITCH       Chief Executive Officer, President and        Date: September 28, 1998
-------------------------       Director (Principal Executive Officer)
     Robert F. Marcovitch

/s/  GREG COOK                            Vice President and                  Date: September 28, 1998
-------------------------              Chief Operating Officer
     Greg Cook                          (Principal Financial
                                       and Accounting Officer)

/s/  MARK M. SALTER                           Director                        Date: September 28, 1998
-------------------------
     Mark M. Salter

/s/  CORY J. HECHLER                          Director                        Date: September 28, 1998
-------------------------
     Cory J. Hechler

                                  EXHIBIT INDEX

                                                                         MANUAL
EXHIBIT NO.                        DESCRIPTION                          PAGE NO.
-----------                        -----------                          --------
    21.1           Schedule of Subsidiaries

    23.1           Consent of Ernst & Young LLP, Independent Auditors

    27.1           Financial Data Schedule

                                   RIDE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               COL. A       COL. B       COL. C       COL. D       COL. E
                                                              ---------    --------     --------     --------      ------


                                                                                 ADDITIONS
                                                                          ------------------------
                                                                                        CHARGED TO
                                                              BALANCE AT  CHARGED TO      OTHER                  BALANCE AT
                                                              BEGINNING   COSTS AND     ACCOUNTS-   DEDUCTIONS-    END OF
                               DESCRIPTION                    OF PERIOD    EXPENSES     DESCRIBE     DESCRIBE      PERIOD
                               -----------                    ---------    --------     --------     --------      ------
                  SIX MONTHS ENDED JUNE 30, 1998
                       Reserves and allowances deducted
                          from asset accounts
                          Allowance for bad debts              $  925      $   735                  $   679(2)    $   981
                          Inventory reserves                   $2,039      $   859                  $ 1,451(3)    $ 1,447

                  YEAR ENDED DECEMBER 31, 1997
                       Reserves and allowances deducted
                          from asset accounts
                          Allowance for bad debts              $  655      $   361      $ 109(1)    $   200(2)    $   925
                          Inventory reserves                   $5,916                   $  42(1)    $ 3,919(3)    $ 2,039

                  YEAR ENDED DECEMBER 31, 1996
                       Reserves and allowances deducted
                          from asset accounts
                          Allowance for bad debts              $  359      $   495                  $   199(2)    $   655
                          Inventory reserves                   $  100      $ 6,500                  $   684(3)    $ 5,916

                  YEAR ENDED DECEMBER 31, 1995
                       Reserves and allowances deducted
                          from asset accounts
                          Allowance for bad debts              $  143      $   253      $  44(1)    $    81(2)    $   359
                          Inventory reserves                   $   --      $    60      $ 130(1)    $    90(3)    $   100

(1) Amounts acquired in purchase acquisitions.

(2) Uncollectible accounts written off, net of recoveries.

(3) Cost of goods sold in excess of net realized value and obsolete inventories written off, net of recoveries.