Form 10-Q
period 1998-09-30
RIDE INC
filed 1998-11-16
CIK 917734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1998

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

Common Stock, without par value 12,833,335  shares as of November 9, 1998

                                      INDEX

                                   RIDE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- September 30, 1998 and
           June 30, 1998

         Condensed consolidated statements of operations -- Three month period ended September 30, 1998 and period ended September 30, 1997

         Condensed consolidated statements of cash flows -- Three months ended
           September 30, 1998 and 1997

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

EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                   RIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                September 30,
                                                                    1998          June 30,
                                                                 (Unaudited)        1998
                                                                -------------     --------
ASSETS
Current assets:
   Cash and cash equivalents                                      $  3,977        $    165
   Receivables, less allowance for doubtful accounts of
     $1,116 at September 30, 1998 and $981 at June 30, 1998         17,577           4,487
   Inventories (Note 3)                                              9,067           9,752
   Prepaid expenses and other current assets                           956             887
   Income taxes receivable                                             247           1,571
                                                                  --------        --------
        Total current assets                                        31,824          16,862

Plant and equipment, net of accumulated depreciation                 5,586           5,792
Notes receivable, net of discount                                    1,439           1,400
Goodwill, net of accumulated amortization                            9,102           9,205
Other assets                                                         1,372           1,345
                                                                  --------        --------
Total assets                                                      $ 49,323        $ 34,604
                                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $  6,801        $  5,918
   Accrued expenses                                                  3,589           2,911
   Short-term borrowings                                            17,276           5,544
                                                                  --------        --------
        Total current liabilities                                   27,666          14,373

   Long-term liabilities                                               951             979

Shareholders' equity:
   Preferred stock                                                   2,832           2,832
   Common stock                                                     43,257          43,257
   Accumulated other comprehensive loss                               (219)           (163)
   Accumulated deficit                                             (25,164)        (26,674)
                                                                  --------        --------
        Total shareholders' equity                                  20,706          19,252
                                                                  --------        --------
Total liabilities and shareholders' equity                        $ 49,323        $ 34,604
                                                                  ========        ========


                             See accompanying notes.

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     Three months ended September 30,
                                                     --------------------------------
                                                           1998            1997
                                                         --------        --------
Net sales                                                $ 18,382        $ 18,215
Cost of goods sold                                         12,399          12,391
                                                         --------        --------
Gross profit                                                5,983           5,824

Selling, general and administrative expenses                4,254           4,585
                                                         --------        --------
Operating income                                            1,729           1,239

Interest income                                                46              50
Interest expense                                             (263)           (188)
                                                         --------        --------
Income before income taxes                                  1,512           1,101

Income tax expense                                              0             440
                                                         --------        --------
Net income                                               $  1,512        $    661
                                                         ========        ========

Net income per share:
   Basic                                                 $   0.12        $   0.06
   Diluted                                               $   0.10        $   0.06

Share used in computation of net income per share:
   Basic                                                   12,619          11,605
   Diluted                                                 15,526          11,813





                             See accompanying notes.

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           Three months ended September 30,
                                                           --------------------------------
                                                                  1998           1997
                                                                --------        -------
Net cash used in operating activities                            $(7,768)       $(6,921)

INVESTING ACTIVITIES:
   Acquisitions of Device Mfg Corp. and Smiley Hats, Inc.             --           (603)
   Purchase of plant and equipment                                    --            (28)
   Other                                                            (124)             1
                                                                --------        -------
        Net cash used in investing activities                       (124)          (630)

FINANCING ACTIVITIES:
   Proceeds from short-term borrowings                            11,756          4,960
   Repayments of long term debt                                      (52)           (22)
   Dividends paid                                                     --             (8)
                                                                --------        -------
        Net cash provided by financing activities                 11,704          4,930
                                                                --------        -------

Net increase/(decrease) in cash and cash equivalents               3,812         (2,621)
Cash and cash equivalents at beginning of period                     165          2,742
                                                                --------        -------
Cash and cash equivalents at end of period                      $  3,977        $   121
                                                                ========        =======

SUPPLEMENTAL DISCLOSURE:
   Cash paid (received) for income taxes                        $( 1,324)       $     3
   Cash paid for interest                                            250            199

NONCASH FINANCING ACTIVITY:
   Common stock issued in acquisitions                                --        $   750



                             See accompanying notes.

                                   RIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Ride, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are highly seasonal, occurring primarily between July and December as its products are shipped to customers. The results of operations for the three month period ended September 30, 1998, therefore may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998. All amounts are stated in US dollars.

2.      INVENTORIES

Inventories at  September 30, 1998 and June 30, 1998 consisted of the following:

                                                    September 30,     June 30,
                                                        1998           1998
                                                       -------        -------
                                                           (In thousands)

               Finished goods                          $ 7,842        $ 8,283
               Raw materials and work in process         2,451          2,916
               Obsolescence reserve                     (1,226)        (1,447)
                                                       -------        -------
                                                       $ 9,067        $ 9,752
                                                       =======        =======

3.      LINE OF CREDIT AND LONG TERM DEBT

On August 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") with CIT Group/Credit Finance, Inc. ("CIT") which credit facility replaces the Company's prior credit facility. The Company's line of credit under the new credit facility is up to $15.0 million (to be increased to $17.0 million from October 15, 1998 to December 15, 1998) for a term of three years. The amount that may be borrowed is also limited to the sum of (i) 85% of eligible accounts receivable, provided the dilution does not exceed 5.0% and after implementation of an 11.0% dilution reserve against loan availability during the season, and (ii) 55% of eligible finished goods inventory, not to exceed $6.5 million during April through September, $3.25 million in October, $2.5 million in November, and $2.0 million in December. There will be no advances against inventory during January through March of each year. The new facility provides for a maximum letter of credit subline of $8.0 million.

The facility bears interest at the Prime interest rate plus 1.5%. Additionally, the facility requires an annual facility of 0.5% due each anniversary of the closing and a monthly letter of credit fee of 1.5% per annum of the face amount of any standby and documentary letters of credit.

Simultaneous with the execution of the Agreement, the Company entered into a Consent, Reaffirmation, and Release Agreement with US Bank NA. Pursuant to which the Company retained a $3.0 million credit facility with that institution. The US Bank Facility bears interest at Prime Rate plus 1.5% per annum until

                                   RIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

4.      EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three  Months    Three Months
                                                                  Ended             Ended
                                                                Sept 30, 1998    Sept 30, 1997
                                                                -------------    -------------
                                                                     (In Thousands, Except
                                                                       Per Share Amounts)
           Numerator
                 Net income                                       $  1,512        $    661
                 Preferred stock dividend                              (37)             (9)
                                                                  --------        --------

                 Numerator for basic earnings per share-             1,475             652
                     income available to common stockholders
                                                                  --------        --------

                 Numerator for diluted earnings per share -
                     income available to common stockholders
                     after assumed conversions                       1,475             652
                                                                  ========        ========

             Denominator
                 Denominator for basic earnings per share -
                     weighted average shares                        12,619          11,605
                                                                  --------        --------

                 Denominator for diluted earnings per share -
                     adjusted weighted average shares and
                     assumed conversions                            15,526          11,813
                                                                  ========        ========

                 Basic earnings per share                         $   0.12        $   0.06
                                                                  ========        ========

                 Diluted earnings per share                       $   0.10        $   0.06
                                                                  ========        ========


5.      BUSINESS SEGMENTS

        The Company reports operating results in two segments due to distinct product differences. These two segments include the Company's hardgoods and softgoods product lines. The hardgoods segment includes snowboards, snowboard bindings, snowboard boots, wakeboards, and wakeboard boots. The softgoods segment includes apparel and accessories.

                                   RIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                              Three months ended
                                             September 30, 1998                     September 30, 1997
                                    Apparel/                                Apparel/
                                   Accessories   Hardgoods    Total        Accessories   Hardgoods    Total
                                                                                            (In Thousands)
Revenues from external customers
     USA                            $2,843       $10,937     $13,780      $ 2,533        $ 8,402     $10,935
     Foreign                           294         4,308       4,602        1,651          5,629       7,280
                                    ------       -------     -------      -------        -------     -------
     Total                          $3,137       $15,245     $18,382      $ 4,184        $14,031     $18,215
                                    ======       =======     =======      =======        =======     =======

Interest Expense                        23           240         263           16            172         188
Depreciation and amortization exp.      28           178         206           56            282         338
Segment gain (loss)                    212         1,300       1,512          540            121         661
Segment assets                       5,072        44,251      49,323        7,819         52,261      60,080
Expenditures for long-lived assets       0             0           0            0             28          28



      The SMP apparel and Smiley Hats subsidiaries are stand alone units and make up approximately 54% of the Apparel and Accessory segment. The remaining 46% is comprised of the Ride apparel and accessory lines which are sold through the traditional hardgoods distribution units, namely Ride Snowboards and Ride Canada. The Sales for this remaining portion are specifically calculated. Expenses and assets for the Apparel and Accessory segments of Ride Snowboards and Ride Canada are allocated based on sales.

      Plant and equipment, goodwill and other long-lived assets of $17,499 represent $17,243 located in the United States, the Company's country of domicile, and $256 located in Canada.

6.    SUBSEQUENT EVENT

      a.    ASSET SALE

      Effective November 2, 1998, the Company sold the operating assets and inventory of its Chula Vista, California-based, subsidiary SMP Clothing, Inc. to SMP's Australian licensee for $2,081,412. The purchase price consists of a cash payment of $250,000 and promissory notes for the balance due on or before March 31, 1999. The notes are secured by a first position in the assets being sold. As part of the transaction, Ride will retain SMP's current liabilities and accounts receivable in the approximate amounts of $300,000 and $1,100,000, respectively.

      b.    SERIES B PREFERRED SHARE CONVERSION

      The terms of the Series B 5% Cumulative Preferred Stock of the Company issued to Advantage Fund II, Ltd. ("Investor") in December 1997, provide, among other things, that Investor may cause the Company to redeem for cash payment certain amounts of such Preferred Stock in the event of a drop in the price of the Company's Common Stock such that a conversion of all the Preferred Stock would cause Investor to exceed the Nasdaq National Market System's rule requiring shareholder approval for sales of more than 20% of a company's outstanding common stock. In September 1998, the Company was informally notified by Investor that Investor's Preferred Stock redemption rights had arisen the preceding month due to a decline in the Company's Common Stock share price in the corresponding period. Subsequent to such informal notice, the Company and Investor entered into negotiations resulting in an agreement pursuant to which and subject to approval by the Company's lenders, CIT Group/Credit Finance, Inc. and US Bank NA, the 2,284 shares of Preferred Stock of the Company issued to Investor would be converted to debt in the form of a promissory note in the amount of $2,626,600 (the "Note"). It is intended the Note would bear interest at the rate of five percent (5%) per annum, be convertible to Common Stock by Investor commencing January 1, 1999 pursuant to an agreed-upon schedule, be redeemable by the Company at any time, and be secured by a security interest in the Company's assets subordinate to the outstanding security interests in favor of senior secured creditors. There can be no assurance that CIT and US Bank will approve the conversion of the Preferred Stock to debt. In addition, if the Preferred Stock is converted, there can be no assurance that the Company will be successful in repaying the Note for cash. The Company's inability to successfully satisfy the Note would have a material adverse impact on the Company's

                                   RIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


capital structure or financial condition as Investor could convert its Preferred Stock into Common Stock or force the Company to redeem for cash payment shares of Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

To the extent that this Quarterly Report on Form 10-Q discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about the future, such statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the competitive environment, industry and product concentrations, dependence on third-party selling efforts and other risks outlined in more detail in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998. Certain forward looking statements contained in the following discussion are more specifically identified with the symbol (*).

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

   Because snowboarding traditionally is a winter sport and the Company's sales are concentrated in the northern hemisphere, sales of the Company's products predominantly occur in the months of July through December, the Company's first and second fiscal quarters. Because relatively lower net sales are realized in the months of January through June of each year, the Company expects to incur operating losses in its third and fourth fiscal quarters for the foreseeable future. The Company expects the addition of wakeboarding products to its product line-up through its acquisition of US2 will help to supplement sales in the third and fourth quarters of the year in future periods. In addition to seasonal fluctuations, the Company's operating results fluctuate from quarter to quarter as a result of the timing of order shipments, new product introductions, new retailer openings, consumer buying patterns, weather conditions, discretionary spending habits, general economic conditions in the United States and abroad and other factors. Furthermore, the Company's gross margins fluctuate with product mix, the timing of product price adjustments and the mix of international and domestic sales. See "Business - Risk Factors Seasonality; Fluctuations in Quarterly Operating Results."

The Company accumulates a backlog of orders beginning in February as a result of preseason orders placed in connection with winter sports trade shows. The backlog decreases beginning in late spring as product begins to be shipped and is usually insignificant by the end of the year. Backlog in the snowboarding industry is subject to delay or cancellation.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1997

Net sales in the first quarter of 1998 were $18.4 million compared to $18.2 million in the comparable quarter of 1997.

      Hard goods (defined as snowboards, bindings, boots, wake boards and skateboards) represented 83% of first quarter 1998 net sales while soft goods (apparel and accessories) made up 17%. For the comparable quarter of 1997, hard goods comprised 77% of sales and soft goods 23%. For the first quarter of 1998, sales in North America made up 75% of total sales with international sales representing the remaining 25%. For the comparable quarter of 1997, North America represented 60% of total sales and international 40%. The decrease in the ratio of international sales from 1997 to 1998 relates almost totally to a decrease in the sale of SMP and Ride apparel in Japan.

      Gross margins remained at 32.5% for the three month periods ended September 30, 1998 versus 32.0% for the same period in 1997. Gross margins were positively impacted by favorable sourcing arrangements and manufacturing cost reductions, offset by sales of lower margin 1997 close out products.

      Selling, general and administrative expenses were $4.3 million for the first quarter of 1998 compared to $4.6 million in the same period of 1997. This decrease was due primarily to staff reductions, lower executive salaries, and lower variable expenses associated with the lower sales volumes (primarily commissions).

      Interest income was $46,000 in the first quarter of 1998 compared with $50,000 for the same period of 1997.. Interest expense in the first quarter of 1998 increased to $263,000 from $188,000 in the same quarter of 1997 due to a generally higher level of direct advances on the Company's revolving credit facility during the 1998 period.

      For the three months ended September 30, 1998, there was no income tax expense recorded as the Company was in a net operating loss carryforward position. For the three months ended September 30, 1997 a tax expense of $440,000 was recorded.

LIQUIDITY AND CAPITAL RESOURCES

      During the first quarter of 1998, the Company financed its operations primarily through collection of receivables and the Company's line of credit facility. Net cash used in operating activities totaled $7.8 million in the first quarter of 1998 compared with $6.9 million in the comparable period of 1997. This increase was due to primarily to an increase in accounts receivable offset by a smaller inventory buildup in 1998 than in 1997, and the proceeds of a tax refund from the 1997 taxation year. Net cash used in investing activities totaled $0.1 million during the first quarter of 1998 compared to $0.6 million in the comparable period in 1997. The reduction from 1997 to 1998 relates almost entirely to the Smiley acquisition in the period ending September 30, 1997. Net cash provided by financing activities totaled $11.7 million in the first quarter of 1998 compared with $4.9 million in the comparable period of 1997. The primary financing activity for both periods were net advances on the Company's line of credit of $11.8 million in 1998 and $5.0 million in 1997.

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

      On August 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") with CIT Group/Credit Finance, Inc. ("CIT") which credit facility replaces the Company's prior credit facility. The Company's line of credit under the new credit facility is up to $15.0 million (to be increased to $17.0 million from October 15, 1998 to December 15, 1998) for a term of three years. The amount that may be borrowed is also limited to the sum of (i) 85% of eligible accounts receivable, provided the dilution does not exceed 5.0% and after implementation of an 11.0% dilution reserve against loan availability during the season, and (ii) 55% of eligible finished goods inventory, not to exceed $6.5 million during April through September, $3.25 million in October, $2.5 million in November, and $2.0 million in December. There will be no advances against inventory during January through March of each year. The new facility provides for a maximum letter of credit subline of $8.0 million.

      The facility bears interest at the Prime interest rate plus 1.5% and is collateralized by substantially all the assets of the Company. Additionally, the facility requires an annual facility of 0.5% due each anniversary of the closing and a monthly letter of credit fee of 1.5% per annum of the face amount of any standby and documentary letters of credit.

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

      The Company believes the CIT Line is adequate to meet the current needs of its business. There is, however, no assurance the CIT Line is sufficient to fund the demands of the Company's future growth. To this end, the Company and CIT have agreed to review the line in March 1999 with a view to increasing same if then current business conditions warrant doing so. However, there can be no assurance such an increase in the CIT Line will be available even if the Company's business prospects at that time require and warrant doing so. In addition, availability of funds under the CIT Line is at all times conditioned on the Company achieving certain collateral requirements. There can be no assurance such requirements will be achieved or, if achieved, that they can be consistently maintained. The Company's inability to increase the CIT Line or meet or maintain specific collateral requirements could each have a material adverse impact on the Company's financial condition and could result in a substantial limitation or reduction in the scope of the Company's business. With respect to the US Bank Line, the Company is obligated to satisfy all sums due thereunder on or before its August 30, 1999 expiration date. There can be no assurance the Company will be successful in doing so. The Company's inability to successfully satisfy or extend the US Bank Line, if necessary, could have a material adverse impact on the Company's financial conditions.

      The Company and Advantage Fund II, Ltd. ("Investor") have agreed that, subject to approval by CIT and US Bank, the 2,284 shares of Series B 5% Cumulative Preferred Stock of the Company issued to Investor in December 1997, are to be converted to debt in the form of a promissory note in the amount of $2,626,600 (the "Note"). It is intended the Note would bear interest at the rate of five percent (5%) per annum, be convertible to common stock by Investor commencing January 1, 1999 pursuant to an agreed-upon schedule, be redeemable by the Company at any time, and be secured by a security interest in the Company's assets subordinate to the outstanding security interests in favor of senior secured creditors. There can be no assurance that CIT and US Bank will approve the conversion of the Preferred Stock to debt. In addition, if the Note is converted, there can be no assurance that the Company will be successful in redeeming the Note for cash. The Company's inability to successfully redeem the Note would have a material adverse impact on the Company's capital structure or financial condition as Investor could convert its Preferred Stock into Common Stock or force the Company to redeem shares of Preferred Stock.

      The "year 2000 problem" is the result of computer programs being written using two digits rather than four to define the applicable year. Software programs and systems that have date-sensitive features may recognize a date using "00" as the year 1900 instead of the year 2000. The Company has assessed its year 2000 needs and has purchased and is presently installing year 2000-compliant software in all its known non-compliant hardware and software systems, which installation the Company anticipates will be completed by the June 30, 1999 year-end. The cost of the purchase and installations of the year 2000-compliant software is anticipated to exceed $250,000. The Company is in the process of reviewing with each of its material suppliers, service providers and customers the steps each is taking to insure their respective computer systems of third parties on whose commercial efforts the Company directly or indirectly relies, will be year 2000-compliant in a timely fashion. Because the Company has not completed its review of its material third party suppliers, service providers and customers, it has not created a contingency plan setting forth what steps will be taken if such third parties are not year 2000 compliant by December 31, 1999. Based on information received from its third party vendors, service providers and customers, the Company intends to have a contingency plan in place by June 1999. The failure of third parties to be year 2000 compliant could cause material delays in the design, manufacture and shipment of products, delay in payment for products, and delay in the availability of credit of funds necessary to operate the business of the Company. The failure of the Company's or one or more third-party's computer systems as a result of year 2000 non-compliance may have a material adverse effect on the Company's business and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

None.

PART II  -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

      A.   ASSET SALE

      Effective November 2, 1998, the Company sold the operating assets and inventory of its Chula Vista, California-based, subsidiary SMP Clothing, Inc. to SMP's Australian licensee for the sum of $2,081,412. The purchase price consists of a cash payment of $250,000 and promissory notes for the balance due on or before March 31, 1999. The notes are secured by a first position in the assets being sold. As part of the transaction, Ride retains SMP's current liabilities and accounts receivable in the approximate amounts of $300,000 and $1,100,000, respectively.

      B.   SERIES B PREFERRED SHARE CONVERSION

      The terms of the Series B 5% Cumulative Preferred Stock of the Company issued to Advantage Fund II, Ltd. ("Investor") in December 1997, provide, among other things, that Investor may cause the Company to redeem for cash payment certain amounts of such Preferred Stock in the event of a drop in the price of the Company's Common Stock such that a conversion of all of the Preferred Stock would cause Investor to exceed the Nasdaq National Market System's rule requiring shareholder approval for sales of more than 20% of a company's outstanding common stock. In September 1998, the Company was informally notified by Investor that Investor's Preferred Stock redemption rights had arisen the preceding month due to a decline in the Company's Common Stock share price in the corresponding period. Subsequent to such informal notice, the Company and Investor entered into negotiations resulting in an agreement pursuant to which and subject to approval by the Company's lenders, CIT Group/Credit Finance, Inc. and US Bank NA, the 2,284 shares of Preferred Stock of the Company issued to Investor would be converted to debt in the form of a promissory note in the amount of $2,626,600 (the "Note"). It is intended the Note would bear interest at the rate of five percent (5%) per annum, be convertible to Common Stock by Investor commencing January 1, 1999 pursuant to an agreed-upon schedule, be redeemable by the Company at any time, and be secured by a security interest in the Company's assets subordinate to the outstanding security interests in favor of senior secured creditors. There can be no assurance that CIT and US Bank will approve the conversion of the Preferred Stock to debt. In addition, if the Preferred Stock is converted, there can be no assurance that the Company will be successful in repaying the Note for cash. The Company's inability to successfully satisfy the Note would have a material adverse impact on the Company's capital structure or financial condition as Investor could convert its Preferred Stock into Common Stock or force the Company to redeem for cash payment shares of Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

                                                                                      Manual
Exhibit No.  Description                                                              Page No.
-----------  -----------                                                              --------
   10.82     Asset Purchase Agreement between SMP Clothing PTY Ltd., SMP [USA]
             Inc., Ride, Inc. and SMP Clothing, Inc., dated as of November 2, 1998

   10.83     Intellectual Property Purchase Agreement between SMP Clothing
             [International] PTY Ltd., Ride, Inc. and SMP Clothing, Inc., dated as of November 2, 1998

    27.1     Financial Data Schedule


(b)   Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       RIDE, INC.
       -----------------------------------
       (Registrant)




Dated:  November 16, 1998            By  /s/ Robert F. Marcovitch
                                          -------------------------------------
                                          Robert F. Marcovitch
                                          President and Chief Executive Officer



Dated:  November 16, 1998           By  /s/  Gregory S. Cook
                                         -------------------------------------
                                         Gregory S. Cook
                                         Chief Financial Officer/COO