Form 10-Q
period 1998-12-31
RIDE INC
filed 1999-02-16
CIK 917734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________


Commission File Number:  1-13042
                         -------


                                   RIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Washington                                 91-1571027
---------------------------------------------     ------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)


        8160 304th Avenue Southeast
            Preston, Washington                                98050
---------------------------------------------      -----------------------------
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

Common Stock, without par value 14,234,821 shares as of February 8, 1999.

                                      INDEX

                                   RIDE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- December 31, 1998 and June 30, 1998

         Condensed consolidated statements  of operations -- three and six month periods ended December 31, 1998 and period ended December 31, 1997

         Condensed consolidated statements of cash flows -- three and six month periods ended December 31, 1998 and 1997

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


EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   RIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         December 31,
                                                                             1998              June 30,
                                                                          (Unaudited)            1998
                                                                       -----------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                       $884              $165
    Receivables, less allowance for doubtful accounts of
        $456 at December 31, 1998 and $981 at
        June 30, 1998                                                             17,704             4,487
    Inventories (Note 3)                                                           6,319             9,752
    Prepaid expenses and other current assets                                        751               887
    Income taxes receivable                                                          153             1,571
                                                                       -----------------------------------
         Total current assets                                                     25,811            16,862

Plant and equipment, net of accumulated depreciation                               4,992             5,792
Notes receivable, net of discount                                                  3,110             1,400
Goodwill, net of accumulated amortization                                          8,631             9,205
Other assets                                                                       1,146             1,345
                                                                       -----------------------------------

Total assets                                                                     $43,690           $34,604
                                                                       -----------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $4,083           $5,918
    Accrued expenses                                                               2,535            2,911
    Short-term borrowings                                                         14,568            5,544
                                                                       ----------------------------------

         Total current liabilities                                                21,186           14,373

    Long-term liabilities                                                            924              979

Shareholders' equity:
    Preferred stock                                                                2,690            2,832
    Common stock                                                                  43,465           43,257
    Accumulated other comprehensive loss                                           (219)             (163)
    Accumulated deficit                                                         (24,356)          (26,674)
                                                                       ----------------------------------
         Total shareholders' equity                                               21,580           19,252
                                                                       ----------------------------------
                                                                       ----------------------------------

Total liabilities and shareholders' equity                                       $43,690          $34,604
                                                                       ----------------------------------
                                                                       ----------------------------------

                             SEE ACCOMPANYING NOTES.

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three months ended December 31,       Six  months ended December 31,
                                               ----------------------------------------------------------------------
                                                     1998              1997             1998             1997
                                               ---------------------------------------------------------------------
Net sales                                              $ 16,117          $ 10,701         $ 34,499         $ 28,916
Cost of goods sold                                       11,624             8,699           24,023           21,089
                                               ---------------------------------------------------------------------
Gross profit                                              4,493             2,002           10,476            7,827

Selling, general and administrative expenses              4,024            13,901            8,278           18,486
                                               ---------------------------------------------------------------------
Operating income (loss)                                     469          (11,899)            2,198         (10,659)

Sale of subsidiary                                          680                                680

Interest income                                             103                41              149               92
Interest expense                                          (372)             (194)            (635)            (383)
                                               ---------------------------------------------------------------------
Income (loss) before income taxes                           880          (12,052)            2,392         (10,950)

Income tax expense                                            0               868                0            1,309
                                               ---------------------------------------------------------------------
Net income (loss)                                       $   880        $ (12,920)         $  2,392       $ (12,259)
                                               ---------------------------------------------------------------------
                                               ---------------------------------------------------------------------
Net income per share:
    Basic                                                $ 0.07          $ (1.12)          $  0.18        $  (1.07)
    Diluted                                              $ 0.05          $ (1.12)          $  0.14        $  (1.07)

Share used in computation of net income per share:
    Basic                                                12,779            11,538           12,699           11,449
    Diluted                                              17,685            11,538           16,606           11,449

                             SEE ACCOMPANYING NOTES.

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                            Six months ended December 31,
                                                                        --------------------------------------
                                                                              1998                   1997
                                                                        --------------------------------------
Net cash used in operating activities                                              (8,403)             $1,282

INVESTING ACTIVITIES:
    Acquisitions of Device Mfg Corp. and Smiley Hats, Inc.                             --                (758)
    Purchase of plant and equipment                                                  (153)               (165)
    Payments on note receivable                                                       200                  --
    Proceeds from SMP sale                                                            250                  --
    Other                                                                             (79)               (211)
                                                                        --------------------------------------

         Net cash provided by (used in) investing activities                          218              (1,134)

FINANCING ACTIVITIES:
    Advances (payments) on line of credit                                           9,048               (4310)
    Proceeds from sale of preferred stock                                              --                2811
    Repayments of long term debt                                                      (79)                (50)
    Dividends paid                                                                    (17)                (22)
    Other                                                                            (127)                 13
                                                                        --------------------------------------

         Net cash provided by (used in) financing activities                        8,904              (1,558)
                                                                        --------------------------------------

Net increase/(decrease) in cash and cash equivalents                                  719              (1,410)
Cash and cash equivalents at beginning of period                                      165               2,742
                                                                        --------------------------------------

Cash and cash equivalents at end of period                                           $884              $1,332
                                                                        --------------------------------------
                                                                        --------------------------------------

SUPPLEMENTAL DISCLOSURE:
    Cash paid (received) for income taxes                                         ($1,418)                 --
    Cash paid for interest                                                            384


NONCASH FINANCING ACTIVITY:
    Common stock issued in acquisitions                                                --              $1,025
    Preferred stock dividend declared not paid                                                             (9)

                             SEE ACCOMPANYING NOTES.

                                   RIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Ride, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are highly seasonal, occurring primarily between July and December as its products are shipped to customers. The results of operations for the six month period ended December 31, 1998, therefore may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended June 30, 1998. All amounts are stated in US dollars.

2.   INVENTORIES

Inventories at December 31,
 1998 and June 30, 1998 consisted of the following:

                                                                       December 31,       June 30,
                                                                           1998              1998
                                                                     ---------------------------------
                                                                              (In thousands)
                   Finished goods                                              $4,974           $8,283
                   Raw materials and work in process                            2,226            2,916
                   Obsolescence reserve                                         (879)          (1,447)
                                                                     ---------------------------------
                                                                               $6,319           $9,752
                                                                     ---------------------------------
                                                                     ---------------------------------

3.   LINE OF CREDIT AND LONG TERM DEBT

On August 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") with CIT Group/Credit Finance, Inc. ("CIT") which credit facility replaces the Company's prior credit facility. The Company's line of credit under the new credit facility is up to $15.0 million (to be increased to $17.0 million from October 15 to December 15 each year) for a term of three years. The amount that may be borrowed is also limited to the sum of (i) 85% of eligible accounts receivable, provided the dilution does not exceed 5.0% and after implementation of an 11.0% dilution reserve against loan availability during the season, and
(ii) 55% of eligible finished goods inventory, not to exceed $6.5 million during April through September, $3.25 million in October, $2.5 million in November, and $2.0 million in December, extended to February 12, 1999. There will be no advances against inventory during January through March of each year unless otherwise extended. The facility provides for a maximum letter of credit subline of $8.0 million.

The facility bears interest at the Prime Rate plus 1.5%. Additionally, the facility requires an annual facility fee of 0.5% of the facility due each anniversary of the closing and a monthly letter of credit fee of 1.5% per annum of the face amount of any standby and documentary letters of credit.

                                   RIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


Simultaneous with the execution of the Agreement, the Company entered into a Consent, Reaffirmation, and Release Agreement with US Bank N.A. pursuant to which the Company retained a $3.0 million credit facility with that institution. The US Bank facility expires August 30, 1999 and bears interest at Prime Rate plus 1.5% per annum until February 28, 1999 and Prime Rate plus 2.0% per annum from March 1, 1999 through and including the date the principal is repaid. Additionally, the facility is secured by the personal guarantee of one of the Company's outside directors.

4.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:



                                                             Three Months      Three Months       Six Months        Six Months
                                                                Ended              Ended            Ended             Ended
                                                             Dec 31, 1998      Dec 31, 1997      Dec 31, 1998      Dec 31, 1997
                                                          ------------------------------------------------------------------------
                                                                 (In Thousands, Except              (In Thousands, Except
                                                                  Per Share Amounts)                 Per Share Amounts)
    Numerator
        Net income (loss)                                            $880         $(12,920)            $2,392         $(12,259)
        Preferred stock dividend                                      (36)              (9)               (73)              (9)
                                                          ------------------------------------------------------------------------

        Numerator for basic and diluted earnings per
            share-income available to common stockholders             844          (12,929)             2,319          (12,268)
                                                          ------------------------------------------------------------------------

    Denominator
        Denominator for basic earnings per share -
            weighted average shares                                12,779            11,538            12,699            11,449

        Dilute effect of convertible preferred stock                4,906                 -             3,907                 -

        Denominator for diluted earnings per share -
            adjusted weighted average shares and
            assumed conversions                                    17,685            11,538            16,606            11,449
                                                          ------------------------------------------------------------------------
                                                          ------------------------------------------------------------------------

        Basic earnings per share                                   $ 0.07           $(1.12)            $ 0.18           $(1.07)
                                                          ------------------------------------------------------------------------
                                                          ------------------------------------------------------------------------

        Diluted earnings per share                                 $ 0.05           $(1.12)            $ 0.14           $(1.07)
                                                          ------------------------------------------------------------------------
                                                          ------------------------------------------------------------------------

                                   RIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


5.   BUSINESS  SEGMENTS

     The Company reports operating results in two segments due to distinct product differences. These two segments include the Company's hardgoods and softgoods product lines. The hardgoods segment includes snowboards, snowboard bindings, snowboard boots, wakeboards, and wakeboard boots. The softgoods segment includes apparel and accessories.

                                                        Three months ended
                                              December 31, 1998           December 31, 1997
                                     Apparel/                            Apparel/
                                    Accessories   Hardgoods    Total    Accessories  Hardgoods   Total
                                  (In Thousands)
Revenues from external customers
     USA                                1,370       11,428     12,798      2,640       6,168      8,808
     Foreign                              111        3,208      3,319        505       1,387      1,892
                                      -------      -------    -------    -------     -------    -------
     Total                              1,481       14,636     16,117      3,145       6,710     10,701

Interest Expense                           21          351        372         29         165        194
Depreciation and amortization exp.         54          383        437         71         214        285
Segment gain (loss)                       753          127        880     (1,387)    (11,533)   (12,920)
Segment assets                          4,332       39,358     43,690      8,223      32,772     40,995
Expenditures for long-lived assets         19          134        153        195         186        381


                                                                Six months ended
                                                December 31, 1998           December 31, 1997
                                       Apparel/                            Apparel/
                                      Accessories   Hardgoods    Total    Accessories  Hardgoods   Total
                                    (In Thousands)
Revenues from external customers
     USA                                4,213        22,365      26,578      5,174      14,570     19,744
     Foreign                              405         7,516       7,921      2,156       7,016      9,172
                                      -------       -------     -------    -------     -------    -------
     Total                              4,618        29,881      34,499      7,330      21,586     28,916

Interest Expense                           44           591         635         40         343        383
Depreciation and amortization exp.         82           561         643        127         497        624
Segment gain (loss)                       965         1,427       2,392       (847)    (11,412)   (12,259)
Segment assets                          4,332        39,358      43,690      8,223      32,772     40,995
Expenditures for long-lived assets         19           134         153        195         186        381


     The SMP apparel and Smiley Hats subsidiaries are stand alone units and make up in excess of 50% of the Apparel and Accessory segment. The remaining revenues are comprised of the Ride apparel and accessory lines which are sold through the traditional hardgoods distribution units, namely Ride Snowboards and Ride Canada. The sales for this remaining portion are specifically calculated. Expenses and assets for the Apparel and Accessory segments of Ride Snowboards and Ride Canada are allocated based on sales. The operating assets of the SMP subsidiary were sold on November 2, 1998. This accounts for most of the decrease in the Accessory and Apparel segment revenues for the three and six months ended December 31, 1998. The gain on the sale of this SMP segment also accounts for the majority of the revenue segment gain in the same period.

                                   RIDE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     Plant and equipment, goodwill and other long-lived assets of $16.8 million represent $16.6 million located in the United States, the Company's country of domicile, and $0.2 million located in Canada.


6.   SUBSEQUENT EVENT

     a.      SERIES B PREFERRED SHARE CONVERSION

     The terms of the Series B 5% Cumulative Preferred Stock of the Company issued to Advantage Fund II, Ltd. ("Investor") in December 1997, provide, among other things, that Investor may cause the Company to redeem for certain amounts of such Preferred Stock in the event the price of the Company's
Common Stock declines and remains below a threshold level for a certain period time. In September 1998, the Company was informally notified by Investor that Investor's Preferred Stock redemption rights had arisen the preceding month due to a decline in the Company's Common Stock share price in the corresponding period. Subsequent to such informal notice, the Company and Investor entered into negotiations resulting in an agreement which has received the approval of the Company's lenders, pursuant to which the remaining 1,500 shares of Series B 5% Cumulative Preferred Stock issued to Investor will be converted into a secured promissory note in the principal amount of approximately $1,725,000 (the "Note"). The Note will bear interest at the rate of ten percent (10%) per annum and have a term due date of June 30, 1999, which date will be automatically extended to September 30, 1999 in the event the Company has executed a letter of intent describing a transaction which would raise capital sufficient to fully redeem the Note.
The Note is secured by a security interest in the Company's assets subordinate to the outstanding security interests of the Company's senior secured creditors. The Company's inability to successfully redeem the Note when due would have a material and adverse impact on the Company's financial condition.

     b.      NASDAQ LISTING REQUIREMENTS

     On January 21, 1999 the Company was notified by Nasdaq that the closing bid price of its common stock was less than $1.00 for the preceding 30-day trading period in violation of Nasdaq's listing standards. The Company has a 90-day period ending April 21, 1999 in which to regain compliance. Compliance can be achieved only if the closing bid price of the Company's common stock equals or exceeds $1.00 for 10 consecutive trading days. If compliance is not achieved, the Company's common stock will be delisted from the Nasdaq National Market. If the common stock is delisted, trading could continue in the over-the-counter market, but investors might find it more difficult to trade the stock or to obtain timely market price information.

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

GENERAL

     The Company is a leading designer, manufacturer and marketer of snowboards and related products through its subsidiaries: Ride Snowboard Company ("Ride Snowboards"), Ride Manufacturing, Inc. ("Ride Manufacturing"), Ride Canada, Inc. ("Ride Canada"), Smiley Hats, Inc. ("Smiley") and Carve, Inc. ("US2"). The Company was founded in September 1992 and acquired C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (collectively, "CAS") in August 1994, Ride Manufacturing in September 1995 and SMP Clothing, Inc. ("SMP") in October 1995. The Company also acquired 5150 Snowboards, Inc. ("5150") in September 1995 and later merged 5150 with and into Ride Snowboards. In October 1996, the Company transferred substantially all of the Canada-based operating assets and liabilities of CAS (other than fixed assets) into Ride Canada, a newly formed corporation, and all of the US-based operating assets and liabilities of CAS into Ride Snowboards, and sold the CAS entities. In June 1997, the Company acquired substantially all of the assets and liabilities of Device Mfg Corp. and transferred those assets and liabilities to Ride Snowboards. In July 1997, the Company's newly formed Smiley subsidiary acquired substantially all of the assets of Galena Creek Trading Corp. In December 1997, the Company acquired US2 Sports Group Inc. through a merger of that company with and into Carve, Inc., a newly formed corporation. Effective November 2, 1998, the Company sold the operating assets and inventory of its Chula Vista, California-based, SMP subsidiary to SMP's Australian licensee. As part of the transaction, Company has retained certain of SMP's liabilities as well as SMP's accounts receivable. The results of operations of these acquired subsidiaries are included in the Company's financial statements from their respective dates of acquisition through their applicable dates of disposition.

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

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1998 COMPARED WITH QUARTER ENDED DECEMBER 31, 1997

     Net sales in the second quarter of 1998 were $16.1 million compared to $10.7 million in the comparable quarter of 1997. Sales for the six months ending December 31, 1998 were $34.5 million versus $28.9 million for the six months ending December 31, 1997.

     Hard goods (defined as snowboards, bindings, boots, wake boards and skateboards) represented 91% of second quarter 1998 net sales while soft goods (apparel and accessories) made up 9%. For the comparable quarter of 1997, hard goods comprised 63% of sales and soft goods 37%. Sales of hard goods made up 87% and soft goods the remaining 13% for the six months ending December 31, 1998. Comparable sales for the six months ending December 31, 1997 were 75% for hard goods and 25% for soft good. The main reason for the decrease in the ratio of soft goods to hard goods in 1998 versus 1997 is the sale of the operating portion of the SMP subsidiary on November 2, 1998. For the second quarter of 1998, sales in North America made up 79% of total sales with international sales representing the remaining 21%. For the comparable quarter of 1997, North America represented 82% of total sales and international 18%. For the six months ending December 31, 1998, sales in North America were 77% while international sales made up the remaining 23%. For the same six month period ending December 31, 1997, North American sales were 68% while international sales were 32%.

     Gross margin for the second quarter was 27.9% bringing the gross margin for the six months ending December 31, 1998 to 30.4%. The primary reason for the drop in margin for the second quarter was an incremental expense of approximately $700,000 for air freight to fly in late delivered product. Gross margins for the second quarter ending December 31, 1997 were 18.7% and were 27.1% for the six months ending December 31, 1997.

     Selling, general and administrative expenses were $4.0 million for the second quarter of 1998 compared to $13.9 million in the same period of 1997. The large discrepancy between 1997 and 1998 was the write down loss of $8.6 million on impairment of goodwill in December of 1997. Selling, general and administrative expenses were $8.3 million for the six months ending December 31, 1998. This compares to $18.5 million for the comparable six months of 1997. Excluding the effect of the goodwill write down the decrease in expense from 1997 to 1998 was primarily due to staff reductions, and lower executive salaries.

     Interest income was $103,000 in the second quarter of 1998 compared with $41,000 for the same period of 1997. The additional interest income in the second quarter of 1998 can be mostly attributed to the interest on the note receivable from the sale of the SMP assets. Interest income for the six months ended December 31, 1998 was $149,000 versus $92,000 for the comparable six month period in 1997. Interest expense in the second quarter of 1998 increased to $372,000 from $194,000 in the same quarter of 1997. For the six months ending December 31, 1998 interest expense was $635,000 versus $383,000 for the same period in 1997. These increases in 1998 versus 1997 were due to a generally higher level of direct advances on the Company's revolving credit facility during the 1998 period.

     For the three and six months periods ended December 31, 1998 no tax expense was recorded as the Company was in a net operating loss carry forward position. For the three months ending December 31, 1997 the Company recorded income tax expense of $868,000. For the six month period ending December 31, 1997 the Company recorded income tax expense of $1.3 million. Even though the Company was in a loss position, the company's tax benefit is limited to the amount of income taxes recoverable from prior years. The tax expense for the six month period ending December 31, 1997 was adjusted accordingly to reflect this situation.

LIQUIDITY AND CAPITAL RESOURCES

     During the second quarter of 1998, the Company financed its operations primarily through the collection of receivables and the Company's line of credit facility. Net cash used in operating activities totaled $8.4 million in the second quarter of 1998 compared with $1.3 million increase in cash in the comparable period of 1997. The large increase in cash used in 1998 versus 1997 was primarily related to an increase in accounts receivable which was a direct result of significantly higher sales in the last quarter of 1998 compared to the last quarter of 1997. There was net cash provided by investing activities of $200,000 during the second quarter of 1998 in the investment activities section primarily due to the proceeds from the sale of the SMP operating assets as well as payments received on the Gen-X note receivable. This compares to net cash used in investing activities of $1.1 million during the comparable quarter of 1997. The reduction from 1997 to 1998 relates almost entirely to the Device Mfg. Corp. acquisition in the period ending December 31, 1997. Net cash provided by financing activities totaled $8.9 million in the second quarter of 1998 compared with $1.3 million used in financing in the comparable period of 1997. The primary financing activity for 1998 was net advances on the Company's line of credit of $9.0 million. In 1997 the main source of cash was from proceeds from the sale of the Series B 5% Cumulative Preferred Stock issuance offset by repayment on the line of credit.

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

     On August 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") with CIT Group/Credit Finance, Inc. ("CIT") which credit facility replaces the Company's prior credit facility. The Company's line of credit under the new credit facility is up to $15.0 million (to be increased to $17.0 million from October 15, to December 15, each year) for a term of three years. The amount that may be borrowed is also limited to the sum of (i) 85% of eligible accounts receivable, provided the dilution does not exceed 5.0% and after implementation of an 11.0% dilution reserve against loan availability during the season, and (ii) 55% of eligible finished goods inventory, not to exceed $6.5 million during April through September, $3.25 million in October, $2.5 million in November, and $2.0 million in December, extended by agreement to February 12, 1999. There will be no advances against inventory during January through March of each year unless otherwise extended. The new facility provides for a maximum letter of credit subline of $8.0 million.

     The facility bears interest at the Prime interest rate plus 1.5% and is collateralized by substantially all the assets of the Company. Additionally, the facility requires an annual facility fee of 0.5% of the facility due each anniversary of the closing and a monthly letter of credit fee of 1.5% per annum of the face amount of any standby and documentary letters of credit.

     Simultaneous with the execution of the Agreement, the Company entered into a Consent, Reaffirmation, and Release Agreement with US Bank N.A., pursuant to which the Company retained a $3.0 million credit facility with that institution. The US Bank Facility bears interest at Prime Rate plus 1.5% per annum until February 28, 1999 and Prime rate plus 2.0% per annum from March 1, 1999 through and including the date the principal is repaid. Additionally, the facility is secured by the personal guarantee of one of the Company's outside directors.

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

     The Company and Advantage Fund II, Ltd. ("Investor") have agreed the 1,500 shares of Series B 5% Cumulative Preferred Stock of the Company issued to Investor in December 1997 are to be converted into a secured promissory note in the approximate amount of $1,725,000 (the "Note"). The Note will bear interest at the rate of 10% per annum and be due June 30, 1999, which date is automatically extended to September 30, 1999 in the event the Company has executed a letter of intent describing a transaction which will raise capital sufficient to fully redeem the principal and accrued interest. The Note will be secured by a security interest in the Company's assets subordinate to the outstanding security interests in favor of senior secured creditors. The Company's inability to successfully redeem the Note would have a material and adverse impact on the Company's financial condition.

YEAR 2000

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

SUBSEQUENT EVENT

     On January 21, 1999 the Company was notified by Nasdaq that the closing bid price of its common stock was less than $1.00 for the preceding 30-day trading period in violation of Nasdaq's listing standards. The Company has a 90-day period ending April 21, 1999 in which to regain compliance. Compliance can be achieved only if the closing bid price of the Company's common stock equals or exceeds $1.00 for 10 consecutive trading days. If compliance is not achieved, the Company's common stock will be delisted from the Nasdaq National Market. If the common stock is delisted, trading could continue in the over-the-counter market, but investors might find it more difficult to trade the stock or to obtain timely market price information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

None.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 1997, a shareholder filed a lawsuit against the Company and four of its current or former officers and directors, styled MURRAY V. RIDE, INC. ET AL. The lawsuit alleges violations of certain federal securities laws and state laws, and purports to seek unspecified monetary damages on behalf of a class of shareholders who purchased the Company's common stock during the period of August 10, 1995 through December 30, 1996. In August 1998, the Company, together with the individually named defendants, entered into a Memorandum of Understanding with the plaintiffs in the lawsuit, wherein the parties have agreed to settle the lawsuit upon the following principal terms: (1) a settlement fund will be created consisting of: (a) $3,000,000 cash paid by the Company's insurance carrier; and (b) warrants to purchase 600,000 shares of the Company's Common Stock, exercisable for a four year period ending December 31, 2002 at a price of $3.00 per share; and (2) the dismissal of the lawsuit against all named defendants with prejudice. The Memorandum of Understanding has been reduced to a Stipulation of Settlement, which has received the preliminary approval of the Court, and which will be before the Court for final approval in a hearing presently scheduled for March 8, 1999. While the Company anticipates final approval will be forthcoming, there can be no assurance the Court will issue final approval of the settlement. In the event the Court denies final approval of the settlement, the Company expects the litigation will resume and the Company will renew its vigorous defense of the claims. In the event of a renewal of the litigation, an award of monetary damages against the Company in excess of applicable insurance, if any, the expenditure of significant sums in the defense thereof or diversion of management's attention from other business concerns, could each have a material adverse effect on the Company's financial condition and results of operations.

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

     b.      SERIES B PREFERRED SHARE CONVERSION

     The terms of the Series B 5% Cumulative Preferred Stock of the Company issued to Advantage Fund II, Ltd. ("Investor") in December 1997, provide, among other things, that Investor may cause the Company to redeem certain amounts of such Preferred Stock in the event the price of the Company's Common Stock declines and remains below a threshold level for a certain period time. In September 1998, the Company was informally notified by Investor that Investor's Preferred Stock redemption rights had arisen the preceding month due to a decline in the Company's Common Stock share price in the corresponding period. Subsequent to such informal notice, the Company and Investor entered into negotiations resulting in an agreement pursuant to which the remaining 1,500 shares of Series B 5% Cumulative Preferred Stock issued to Investor will be converted into a secured promissory note in the principal amount of approximately $1,725,000 (the "Note"). The Note will bear interest at the rate of ten (10%) per annum and have a due date of June 30, 1999, which date will be automatically extended to September 30, 1999 in the event the Company has executed a letter of intent describing a transaction which would raise capital sufficient to fully redeem the Note. The Note is secured by a security interest in the Company's assets subordinate to the outstanding security interests of the Company's senior secured creditors.
The Company's inability to successfully redeem the Note when due would have a material and adverse impact on the Company's financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                                                     Manual
Exhibit No. Description                                              Page No.
----------- -----------                                              --------

   27.1     Financial Data Schedule

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       RIDE, INC.
      ---------------------------------------------
       (Registrant)




Dated: February 16, 1999                         By   /s/ Robert F. Marcovitch
                                                 -------------------------------
                                                   Robert F. Marcovitch
                                                   PRESIDENT AND CHIEF EXECUTIVE
                                                   OFFICER





Dated: February 16, 1999                         By    /s/ Gregory S. Cook
                                                 -------------------------------
                                                   Gregory S. Cook
                                                   CHIEF FINANCIAL OFFICER/COO