Form 10-Q
period 1999-03-31
RIDE INC
filed 1999-05-17
CIK 917734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     ________________


Commission File Number:  1-13042


                                   RIDE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Washington                                   91-1571027
---------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


        8160 304th Avenue Southeast
            Preston, Washington                              98050
---------------------------------------------           --------------
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

Common Stock, without par value 14,256,126 shares as of May 10, 1999.

                                      INDEX

                                   RIDE, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- March 31, 1999 and June 30,
                  1998

         Condensed consolidated statements of operations -- three and nine month periods ended March 31, 1999 and period ended December 31,
                  1998

         Condensed consolidated statements of cash flows -- Nine months ended
                  March 31, 1999 and 1998

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


EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                RIDE, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)


                                                                        March 31, 1999     June 30, 1998
                                                                          (Unaudited)
                                                                       ------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                         $0              $165
    Receivables, less allowance for doubtful accounts of
        $750 at March 31, 1999 and $981 at
        June 30, 1998                                                              6,469             4,487
    Inventories (Note 2)                                                           7,316             9,752
    Prepaid expenses and other current assets                                        802               887
    Income taxes receivable                                                          182             1,571
                                                                       ------------------------------------

         Total current assets                                                     14,769            16,862

Plant and equipment, net of accumulated depreciation                               5,392             5,792
Notes receivable, net of discount                                                  2,158             1,400
Goodwill, net of accumulated amortization                                          8,532             9,205
Other assets                                                                       1,202             1,345
                                                                       ------------------------------------
Total assets                                                                     $32,053           $34,604
                                                                       ------------------------------------
                                                                       ------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $4,247            $5,918
    Accrued expenses                                                               2,383             2,911
    Short-term borrowings                                                          8,484             5,544
                                                                       ------------------------------------

         Total current liabilities                                                15,114            14,373

    Long-term liabilities                                                            828               979

Shareholders' equity:
    Preferred stock                                                                  500             2,832
    Common stock                                                                  44,128            43,257
    Accumulated other comprehensive loss                                           (204)             (163)
    Accumulated deficit                                                         (28,313)          (26,674)
                                                                       ------------------------------------

         Total shareholders' equity                                               16,111            19,252
                                                                       ------------------------------------
Total liabilities and shareholders' equity                                       $32,053           $34,604
                                                                       ------------------------------------
                                                                       ------------------------------------

                             SEE ACCOMPANYING NOTES.

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    Three months ended March 31,          Nine months ended March 31,
                                               ---------------------------------------------------------------------
                                                     1999              1998             1999             1998
                                               ---------------------------------------------------------------------
Net sales                                               $ 3,578           $ 4,427         $ 38,077         $ 33,343
Cost of goods sold                                        3,605             3,550           27,628           24,639
                                               ---------------------------------------------------------------------
Gross profit                                               (27)               877           10,449            8,704

Selling, general and administrative expenses              3,560             4,863           11,838           23,349
                                               ---------------------------------------------------------------------
Operating loss                                           (3,587)           (3,986)          (1,389)         (14,645)

Sale of subsidiary                                                                             680

Interest income                                              28                47              177              139
Interest expense                                          (163)              (41)            (798)            (424)
                                               ---------------------------------------------------------------------
Loss before income taxes                                (3,722)           (3,980)          (1,330)         (14,930)

Income tax expense                                            0                 0                0            1,309
                                               ---------------------------------------------------------------------

Net loss                                            $   (3,722)       $   (3,980)       $  (1,330)       $ (16,239)

Preferred Stock Dividend                                  (233)                              (249)
                                               ---------------------------------------------------------------------

Net loss available to common stock holders              (3,955)            (3,980)         (1,579)         (16,239)
                                               ---------------------------------------------------------------------
                                               ---------------------------------------------------------------------
Net loss per share:
    Basic                                              $ (0.29)         $ (0..35)        $  (0.12)        $  (1.43)
    Diluted                                            $ (0.29)          $ (0.35)       $  ( 0.12)        $  (1.43)


Shares used in computation of net income per share:
    Basic                                                13,675            12,121           13,073           11,591
    Diluted                                              13,675            12,121           13,073           11,591




                             SEE ACCOMPANYING NOTES.

                                   RIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             Nine months ended March 31,
                                                                        -------------------------------------
                                                                              1999                1998
                                                                        -------------------------------------
Net cash used in operating activities                                             (1,527)              $2,384

INVESTING ACTIVITIES:
    Acquisitions of Device Mfg Corp. and Smiley Hats, Inc.                             --               (758)
    Purchase of plant and equipment                                                 (882)               (475)
    Payments on note receivable                                                     1,120                 100
    Proceeds from SMP sale                                                            250                  --
    Other                                                                           (103)               (265)
                                                                        -------------------------------------

         Net cash used in investing activities                                        385             (1,398)

FINANCING ACTIVITIES:
    Advances on line of credit                                                      1,211             (5,205)
    Proceeds from sale of preferred stock                                              --                2811
    Repayments of long term debt                                                    (175)               (796)
    Dividends paid                                                                   (26)                (31)
    Other                                                                            (33)                (15)
                                                                        -------------------------------------

         Net cash provided by financing activities                                    977             (3,236)
                                                                        -------------------------------------

Net decrease in cash and cash equivalents                                            (165)             (2,250)
Cash and cash equivalents at beginning of period                                      165               2,742
                                                                        -------------------------------------

Cash and cash equivalents at end of period                                             $0                $492
                                                                        -------------------------------------
                                                                        -------------------------------------

SUPPLEMENTAL DISCLOSURE:
    Cash received for income taxes                                                 $1,418                  --
    Cash paid for interest                                                            797                 423


NONCASH FINANCING ACTIVITY:
    Common stock issued in acquisitions                                                --              $1,091

Conversion of Series B Preferred to Note Payable                                    1,725


                             SEE ACCOMPANYING NOTES.

                                   RIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Ride, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are highly seasonal, occurring primarily between July and December as its products are shipped to customers. The results of operations for the nine month period ended March 31, 1999, therefore may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998. All amounts are stated in US dollars.

2.   INVENTORIES

Inventories at  March 31, 1999 and June 30, 1998 consisted of the following:


                                                                        March 31,         June 30,
                                                                           1999              1998
                                                                     ----------------------------------
                                                                              (In thousands)

                   Finished goods                                              $5,206           $8,283
                   Raw materials and work in process                            2,567            2,916
                   Obsolescence reserve                                         (457)          (1,447)
                                                                     ----------------------------------

                                                                               $7,316           $9,752
                                                                     ----------------------------------
                                                                     ----------------------------------

3.   LINE OF CREDIT AND LONG TERM DEBT

On August 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") with CIT Group/Credit Finance, Inc. ("CIT") which credit facility replaced the Company's prior credit facility. The Company's line of credit under the CIT facility is up to $15.0 million (to be increased to $17.0 million from October 15 to December 15 each year) for a term of three years. The amount that may be borrowed is also limited to the sum of (i) 85% of eligible accounts receivable, provided the dilution does not exceed 5.0% and after implementation of an 11.0% dilution reserve against loan availability during the season, and
(ii) 55% of eligible finished goods inventory, not to exceed $6.5 million during April through September, $3.25 million in October, $2.5 million in November, and $2.0 million in December (extended to March 31, 1999). There are to be no advances against inventory during January through March of each year unless otherwise extended. The CIT facility provides for a maximum letter of credit subline of $8.0 million.

The facility bears interest at the Prime interest rate plus 1.5%. Additionally, the facility requires an annual facility of 0.5% due each anniversary of the closing and a monthly letter of credit fee of 1.5% per annum of the face amount of any standby and documentary letters of credit.

Simultaneous with the execution of the Agreement, the Company entered into a Consent, Reaffirmation, and Release Agreement with US Bank NA pursuant to which the Company retained a $3.0 million credit facility with that institution. The US Bank Facility bore interest at the Prime Rate plus 1.5% per annum until February 28, 1999 and now bears interest at the Prime rate plus 2.0% per annum, is subordinated to the CIT credit line, has a term of one year and is secured by promissory notes from Global Sports, Inc. in the original aggregate amount of $1.8 million. Additionally, the facility is secured by the personal guarantee of one of the Company's outside directors, including certain real property owned by that director. The US Bank Facility is due and payable in full on August 31, 1999.


4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months     Three Months      Nine Months       Nine Months
                                                            Ended             Ended            Ended             Ended
                                                         Mar 31, 1999     Mar 31, 1998      Mar 31, 1999     Mar 31, 1998
                                                       ---------------------------------------------------------------------
                                                             (In Thousands, Except              (In Thousands, Except
                                                              Per Share Amounts)                 Per Share Amounts)
  Numerator
      Net loss                                                 $(3,722)         $(3,980)          $(1,330)        $(16,239)
      Preferred stock dividend                                    (233)            (316)             (249)            (316)
                                                       ---------------------------------------------------------------------

      Numerator for basic earnings per share-
          Income available to common stockholders               (3,955)          (4,296)           (1,579)         (16,555)
                                                       ---------------------------------------------------------------------

      Numerator for diluted earnings per share -
          Income available to common stockholders
          After assumed conversions                             (3,955)          (4,296)           (1,579)         (16,555)
                                                       ---------------------------------------------------------------------
                                                       ---------------------------------------------------------------------

  Denominator
      Denominator for basic earnings per share -
          Weighted average shares                                13,675           12,121            13,073           11,591
                                                       ---------------------------------------------------------------------

      Denominator for diluted earnings per share -
          Adjusted weighted average shares and
          Assumed conversions                                    13,675           12,121            13,073           11,591
                                                       ---------------------------------------------------------------------
                                                       ---------------------------------------------------------------------

      Basic earnings per share                                  $(0.29)         $ (0.35)           $(0.12)         $ (1.43)
                                                       ---------------------------------------------------------------------
                                                       ---------------------------------------------------------------------

      Diluted earnings per share                                $(0.29)          $(0.35)           $(0.12)          $(1.43)
                                                       ---------------------------------------------------------------------
                                                       ---------------------------------------------------------------------


5.   BUSINESS SEGMENTS

     The Company reports operating results in two segments due to distinct product differences. These two segments include the Company's hardgoods and softgoods product lines. The hardgoods segment includes snowboards, snowboard bindings, snowboard boots, wakeboards, and wakeboard boots. The softgoods segment includes apparel and accessories.


                                                                         Three months ended
                                                     March 31,                              March 31,
                                                       1999                                   1998
                                        Softgoods    Hardgoods       Total    Softgoods     Hardgoods       Total
                                                                           (In Thousands)

Revenues from external customers
     USA                                      305        3,103       3,408          1,376       2,810       4,186
     Foreign                                   27          143         170            104         137         241
                                        ---------  -----------  ----------     ----------  ----------    --------
     Total                                    332        3,246       3,578          1,480       2,947       4,427

Interest Expense                              (55)         218         163              2          39          41
Depreciation and amortization exp.             31          298         329            106         211         317
Segment gain (loss)                         (498)      (3,457)     (3,955)          (927)     (3,053)      (3,980)
Segment assets                              3,847       28,206      32,053          3,965      30,658      34,623
Expenditures for long-lived assets             25          704         729              0         310         310


                                                                          Nine months ended
                                                     March 31,                              March 31,
                                                       1999                                   1998
                                        Softgoods    Hardgoods       Total    Softgoods     Hardgoods       Total
                                                                           (In Thousands)
Revenues from external customers
     USA                                    4,518       25,468      29,986          6,550      17,380      23,930
     Foreign                                  433        7,658       8,091          2,260       7,153       9,413
                                        ---------    ---------    --------    -----------   ---------    --------
     Total                                  4,951       33,126      38,077          8,810      24,533      33,343

Interest Expense                             (10)          808         798             42         382         424
Depreciation and amortization exp.            113          859         972            233         707         940
Segment gain (loss)                           468      (2,047)     (1,579)        (1,795)    (14,466)    (16,239)
Segment assets                              3,847       28,206      32,053          3,965      30,658      34,623
Expenditures for long-lived assets             44          838         882            195         496         691



       The SMP apparel and Smiley Hats subsidiaries are stand-alone units and make up in excess of 50% of the Softgoods segment. The remaining softgoods revenues are comprised of the Ride softgoods lines which are sold through the traditional hardgoods distribution units, namely Ride Snowboards and Ride Canada. The sales for this remaining portion are specifically calculated. Expenses and assets for the Softgoods segments of Ride Snowboards and Ride Canada are allocated based on sales. The operating assets of the SMP subsidiary were sold on November 2, 1998. This accounts for most of the decrease in the Softgoods segment revenues for the Quarter ended March 31, 1999. The gain on the sale of this SMP subsidiary also accounts for the majority of the Segment gain in the 3rd Quarter.

       Plant and equipment, goodwill and other long-lived assets of $17.5 million represent $17.2 million located in the United States, the Company's country of domicile, and $0.3 million located in Canada.

6.   OTHER EVENTS

     a.   SERIES B PREFERRED SHARE CONVERSION

     By the terms of the Loan and Security Agreement and related instruments, dated February 19, 1999, by and between the Company and the holder of the Company's Series B 5% Cumulative Preferred Stock, Advantage Fund II, Ltd. ("Holder"), the remaining 1,500 shares of the Series B 5% Cumulative Preferred Stock of the Company issued to Holder have been converted to debt in the form of a promissory note in the amount of $1,725,000 (the "Note"). The Note bears interest at the rate of ten percent (10%) per annum, payable on each March 31, June 30, September 30 and December 31, has a term due date of June 30, 1999, which date is automatically extended to September 30, 1999 in the event the Company has executed a letter of intent for a transaction which would raise capital sufficient to fully redeem the Note. The Note is secured by a security interest in the Company's assets subordinate to the outstanding security interests of the Company's senior secured creditors. The Note has a default interest rate of eighteen percent (18%) per annum. The Company's inability to successfully redeem the Note when due could have a material and adverse impact on the Company's financial condition.

     b.   NASDAQ LISTING REQUIREMENTS

     On January 21, 1999 the Company was notified by Nasdaq that the closing bid price of its common stock was less than $1.00 for the preceding 30-day trading period in violation of certain Nasdaq national listing standards. On June 3, 1999, the Company will present its plans to Nasdaq for maintaining the listing requirements. There can be no assurance that the Company will continue to meet the minimum bid price or other listing standards. If the Nasdaq determines that the Company cannot maintain compliance, the Company's common stock will be delisted from the Nasdaq National Market. If the common stock is delisted, trading could continue in the over-the-counter market, but investors might find it more difficult to trade the stock or to obtain timely market price information.

     c.   THIRD-PARTY DISCUSSIONS

     The Company has engaged Ladenburg Thalmann & Co., Inc. ("Ladenburg") as its financial advisor to provide advice regarding potential strategic alternatives available to the Company. The Company and Ladenburg continue to hold discussions with potential investors regarding various financial arrangements with the Company. The negotiations are ongoing and there can be no assurance that any such arrangement will be entered into.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

To the extent that this Quarterly Report on Form 10-Q discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about the future, such statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the competitive environment, industry and product concentrations, dependence on third-party selling efforts and other risks outlined in more detail in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998 as well as the risks described in the "Liquidity and Capital Resources" section below.

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

     Because snowboarding traditionally is a winter sport and the Company's sales are concentrated in the northern hemisphere, sales of the Company's products predominantly occur in the months of July through December, the Company's first and second fiscal quarters. Because relatively lower net sales are realized in the months of January through June of each year, the Company expects to incur operating losses in its third and fourth fiscal quarters for the foreseeable future. The Company expects the addition of wakeboarding products to its product line-up through its acquisition of US2 will help to supplement sales in the third and fourth quarters of the year in future periods. In addition to seasonal fluctuations, the Company's operating results fluctuate from quarter to quarter as a result of the timing of order shipments, new product introductions, new retailer openings, consumer buying patterns, weather conditions, discretionary spending habits, general economic conditions in the United States and abroad and other factors. Furthermore, the Company's gross margins fluctuate with product mix, the timing of product price adjustments and the mix of international and domestic sales. See "Business Risk Factors - Seasonality; Fluctuations in Quarterly Operating Results."

The Company accumulates a backlog of orders beginning in February as a result of preseason orders placed in connection with winter sports trade shows. The backlog decreases beginning in late spring as product begins to be shipped and is usually insignificant by the end of the year. Backlog in the snowboarding industry is subject to delay or cancellation.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED WITH QUARTER ENDED MARCH 31, 1998

     Net sales in the quarter ending Mar 31, 1999 were $3.6 million compared to $4.4 million in the comparable quarter of 1998. On a year-to-date basis, sales for the nine months ending March 31, 1999 were $38.1 million versus $33.3 million for the nine months ending March 31, 1998.

     Hard goods (defined as snowboards, bindings, boots, wake boards and skateboards) represented 83% of third quarter net sales while soft goods (apparel and accessories) made up 17%. For the comparable quarter of 1998, hard goods comprised 66% of sales and soft goods 34%. On a year-to-date basis, sales of hard goods made up 86% and soft goods the remaining 14% for the nine months ending March 31, 1999. Comparable sales for the nine months ending March 31, 1998 were 73% for hard goods and 27% for soft goods. The main reason for the decrease in the ratio of soft goods to hard goods in 1999 versus 1998 is the sale of the operating portion of the SMP subsidiary on November 2, 1998. For the quarter ending March 31 1999, sales in North America made up 95% of total sales with international sales representing the remaining 5%. For the comparable quarter of 1998, North America represented 95% of total sales and international 5%. For the nine months ending March 31, 1999, sales in North America were 79% while international sales made up the remaining 21%. For the same nine month period ending March 31, 1998, North American sales were 72% while international sales were 28%.


     Gross margin for the third quarter was (0.7%) bringing the year-to-date margin for the nine months ending March 31, 1999 to 27.4%. The primary reason for the negative margin in the third quarter was directly related to sales of close-out inventory at reduced prices. The company made the decision to move our closeout inventory at prices lower than would normally be the case in order to gain quick sales and hence borrowing availability. Gross margins for the third quarter ending March 31, 1998 were 19.8% and on a year-to-date basis were 26.1% for the nine months ending March 31, 1998.

     Selling, general and administrative expenses were $3.6 million for the quarter ending March 31, 1999 compared to $4.9 million in the same period of 1998. The significant reduction in expenses in 1999 versus 1998 relates directly to the cost reduction programs that were put in place at the start of fiscal 1998/99. On a year-to-date basis selling, general and administrative expenses were $11.8 million for the nine months ending March 31, 1999. This compares to $23.3 million for the comparable nine months ending March 31, 1998. Excluding the effect of the $8.6 million goodwill write down in December 1997, the decrease in expense from 1998 to 1999 was primarily due to staff reductions and lower executive salaries.

     Interest income was $28,000 in the quarter ending March 31, 1999 compared with $47,000 for the same period of 1998. Interest income for the nine months ending March 31, 1999 was $177,000 versus $139,000 for the comparable nine month period ending March 31, 1998. Interest expense for the quarter ending March 31, 1999 was $163,000 versus $41,000 for the same period in 1998. Higher borrowings at higher rates accounted for the difference. For the nine months ending March 31, 1999 interest expense was $797,000 versus $424,000 for the same period in 1998. These increases in 1999 versus 1998 were due to a generally higher level of direct advances on the Company's revolving credit facility.

     For the three and nine month periods ended March 31, 1999 no tax expense was recorded as the Company was in a net operating loss carry forward position. For the three months ending March 31, 1998 there was also no tax expense recorded. For the nine month period ending March 31, 1998 the Company recorded income tax expense of $1.3 million. Even though the Company was in a loss position, the company's tax benefit is limited to the amount of income taxes recoverable from prior years.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ending March 31, 1999, the Company financed its operations primarily through the collection of receivables and borrowings on it's line of credit facility. Net cash used in operating activities totaled

$1.5 million in the nine months ended March 31, 1999 as compared to a $2.4 million provided during the comparable period of 1998. The increase in cash used in fiscal 1999 versus fiscal 1998 was primarily related to an increase in accounts receivable which was a direct result of higher sales during the period. Net cash provided by investing activities of $0.4 million during the period ended March 31, 1999 was due to the proceeds from the SMP note receivable as well as payments received on the Gen X note receivable. This compares to net cash used in investing activities of $1.4 million during the comparable period ended March 31, 1998. The reduction from fiscal 1998 to fiscal 1999 is a result of the Device Mfg. Corp. acquisition in the period ending March 31, 1998. Net cash provided by financing activities totaled $1.2 million in the nine months ended March 31, 1999 compared with net cash used of $3.2 million in the comparable period ended March 31, 1998 due primarily to repayments on the company's line of credit.

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

     On August 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") with CIT Group/Credit Finance, Inc. ("CIT") which credit facility replaced the Company's prior credit facility. The Company's line of credit under the new facility is up to $15.0 million (to be increased to $17.0 million from October 15 to December 15 of each year for a term of three years. The amount that may be borrowed is also limited to the sum of (i) 85% of eligible accounts receivable, provided the dilution does not exceed 5.0% and after implementation of an 11.0% dilution reserve against loan availability during the season, and
(ii) 55% of eligible finished goods inventory, not to exceed $6.5 million during April through September, $3.25 million in October, $2.5 million in November, and $2.0 million in December (extended by agreement to March 31, 1999). There cannot be advances against inventory during January through March of each year unless otherwise extended. The new facility provides for a maximum letter of credit subline of $8.0 million. The facility bears interest at the Prime interest rate plus 1.5% and is collateralized by substantially all the assets of the Company. Additionally, the facility requires an annual facility of 0.5% due each anniversary of the closing and a monthly letter of credit fee of 1.5% per annum of the face amount of any standby and documentary letters of credit.

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

     The Company believes the CIT Line may not be adequate to meet the future needs of its business. To this end, the Company and CIT have agreed to review the line in May 1999 with a view to increasing same if then current business conditions warrant doing so. However, there can be no assurance such an increase in the CIT Line will be available even if the Company's business prospects at that time require and warrant doing so. In addition, availability of funds under the CIT Line is at all times conditioned on the Company achieving certain collateral requirements. There can be no assurance such requirements will be achieved or, if achieved, that they can be consistently maintained. The Company's inability to increase the CIT Line or meet or maintain specific collateral requirements could each have a material adverse impact on the Company's financial condition and could result in a substantial limitation or reduction in the scope of the Company's business. With respect to the US Bank Line, the Company is obligated to satisfy all sums due thereunder on or before its August 30, 1999 expiration date. There can be no assurance the Company will be successful in doing so. The Company's inability to successfully satisfy or extend the US Bank Line, if necessary, could have a material adverse impact on the Company's financial conditions.

     By the terms of that certain Loan and Security Agreement and related instruments, dated February 19, 1999, by and between the Company and the holder of the Company's Series B 5% Cumulative Preferred Stock, Advantage Fund II, Ltd. ("Holder"), the remaining 1,500 shares of the Series B 5% Cumulative Preferred Stock of the Company issued to Holder have been converted to debt in the form of a promissory note in the amount of $1,725,000 (the "Note"). The Note bears interest at the rate of ten percent (10%) per annum, payable on each March 31, June 30, September 30 and December 31, has a term due date of June 30, 1999, which date is automatically extended to September 30, 1999 in the event the Company has executed a letter of intent for a transaction which would raise capital sufficient to fully redeem the Note. The Note is secured by a security interest in the Company's assets subordinate to the outstanding security interests of the Company's senior secured creditors. The Note has a default interest rate of eighteen percent (18%) per annum. The Company's inability to successfully redeem the Note when due could have a material and adverse impact on the Company's financial condition.

     Due to the seasonal nature of the Company's business, the Company does not believe the CIT Line is adequate to meet its current cash needs. The Company must make certain cash and letters of credit payments to materials vendors now in order to insure production for next season. Additionally, as described above, the Company needs cash to pay off the notes coming due to the former holder of the Company's Series B Preferred Stock and to US Bank. The Company is currently working with its financial advisor, Ladenburg Thalmann & Co., Inc., with regard to strategic alternatives available to the Company. Alternatives available to the Company may or may not involve substantial dilution to existing shareholders. Moreover, if no alternative were to be available to the Company, the Company might then be forced to contract its business and default on payments due, or either.

     YEAR 2000

     The "year 2000 problem" is the result of computer programs being written using two digits rather than four to define the applicable year. Software programs and systems that have date-sensitive features may recognize a date using "00" as the year 1900 instead of the year 2000. The Company has assessed its year 2000 needs and has purchased and is presently installing year 2000-compliant software in all its known non-compliant hardware and software systems, which installation the Company anticipates will be completed by the June 30, 1999 year-end. The cost of the purchase and installations of the year 2000-compliant software is anticipated to exceed $250,000. The Company is in the process of reviewing with each of its material suppliers, service providers and customers the steps each is taking to insure their respective computer systems of third parties on whose commercial efforts the Company directly or indirectly relies, will be year 2000-compliant in a timely fashion. Because the Company has not completed its review of its material third party suppliers, service providers and customers, it has not created a contingency plan setting forth what steps will be taken if such third parties are not year 2000 compliant by December 31, 1999. Based on information received from its third party vendors, service providers and customers, the Company intends to have a contingency plan in place by July 1999. The failure of third parties to be year 2000 compliant could cause material delays in the design, manufacture and shipment of products, delay in payment for products, and delay in the availability of credit of funds necessary to operate the business of the Company. The failure of the Company's or one or more third-party's computer systems as a result of year 2000 non-compliance may have a material adverse effect on the Company's business and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

None.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1997, a shareholder filed a lawsuit against the Company and four of its current or former officers and directors, styled MURRAY V. RIDE, INC. ET AL. The lawsuit alleges violations of certain federal securities laws and state laws, and purports to seek unspecified monetary damages on behalf of a class of shareholders who purchased the Company's common stock during the period of August 10, 1995 through December 30, 1996. In August 1998, the Company, together with the individually named defendants, entered into a Memorandum of Understanding with the plaintiffs in the lawsuit, wherein the parties have agreed to settle the lawsuit upon the following principal terms: (1) a settlement fund will be created consisting of: (a) $3,000,000 cash paid by the Company's insurance carrier; and (b) warrants to purchase 600,000 shares of the Company's Common Stock, exercisable for a four year period ending December 31, 2002 at a price of $3.00 per share; and (2) the dismissal of the lawsuit against all named defendants with prejudice. The Memorandum of Understanding has been reduced to a Stipulation of Settlement, which received final approval of the Court on March 8, 1999.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

     a.   `ASSET SALE

     Effective November 2, 1998, the Company sold the operating assets and inventory of its Chula Vista, California-based, subsidiary SMP Clothing, Inc. to SMP's Australian licensee for the sum of $2,081,412. The purchase price consists of a cash payment of $250,000 and promissory notes for the balance due on or before March 31, 1999 (extended to September 30, 1999 by agreement of the parties) of which balance, approximately $760,000 remain due and payable as of March 31, 1999. The notes are secured by a first position in the assets being sold. As part of the transaction, Ride retains SMP's current liabilities and accounts receivable which as of March 31, 1999 totalled approximately $87,000 and $251,000 respectively.

     b.   SERIES B PREFERRED SHARE CONVERSION

     By the terms of that certain Loan and Security Agreement and related instruments, dated February 19, 1999, by and between the Company and the holder of the Company's Series B 5% Cumulative Preferred Stock, Advantage Fund II, Ltd. ("Holder"), the remaining 1,500 shares of the Series B 5% Cumulative Preferred Stock of the Company issued to Holder have been converted to debt in the form of a promissory note in the amount of $1,725,000 (the "Note"). The Note bears interest at the rate of ten percent (10%) per annum, payable on each March 31, June 30, September 30 and December 31, has a term due date of June 30, 1999, which date is automatically extended to September 30, 1999 in the event the Company has executed a letter of intent for a transaction which would raise capital sufficient to fully redeem the Note. The Note is secured by a security interest in the Company's assets subordinate to the outstanding security interests of the Company's senior secured creditors. The Note has a default interest rate of eighteen percent (18%) per annum. The Company's inability to successfully redeem the Note when due could have a material and adverse impact on the Company's financial condition.

     c.   NASDAQ LISTING REQUIREMENTS

     On January 21, 1999 the Company was notified by Nasdaq that the closing bid price of its common stock was less than $1.00 for the preceding 30-day trading period in violation of certain Nasdaq national listing standards. On June 3, 1999, the Company will present its plans to Nasdaq for maintaining the listing requirements. There can be no assurance that the Company will continue to meet the minimum bid price or other listing standards. If the Nasdaq determines that the Company cannot maintain compliance, the Company's common stock will be delisted from the Nasdaq National Market. If the common stock is delisted, trading could continue in the over-the-counter market, but investors might find it more difficult to trade the stock or to obtain timely market price information.

     d.   THIRD-PARTY DISCUSSIONS

The Company has engaged Ladenburg Thalmann & Co., Inc. ("Ladenburg") as its financial advisor to provide advice regarding potential strategic alternatives available to the Company. The Company and Ladenburg continue to hold discussions with potential investors regarding various financial arrangements with the Company. The negotiations are ongoing and there can be no assurance that any such arrangement will be entered into.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


                                                                                                     Manual
Exhibit No.     Description                                                                          Page No.
-----------     -----------                                                                          --------
     10.84      Loan & Security Agreement, dated February 19, 1999, by and between Ride, Inc., Ride Snowboard Company, Ride, Manufacturing,
                Inc., Carve, Inc., , Smiley Hats, Inc., Ride Canada, Inc., and
                Advantage Fund II Ltd.

     10.85      Secured Subordinated Promissory Note, dated February 19, 1999, made by Ride, Inc.
                to the order of Advantage Fund II Ltd.

     10.86      Warrant to Purchase Shares of Ride, Inc. Common Stock, dated February 19, 1999, issued by Ride, Inc. to Advantage Fund II Ltd.

     10.87      Amendment to Warrant to Purchase Shares of Ride, Inc. Common Stock, dated February
                19, 1999, issued by Ride, Inc. to Advantage Fund II Ltd.

     10.88      Registration Rights Agreement, dated February 19, 1999, by and between Ride, Inc.
                and Advantage Fund II Ltd.

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



    RIDE, INC.
    --------------------
     (Registrant)




Dated:  May 14, 1999        By    /s/ Robert F. Marcovitch
                                  -------------------------------------------
                                  Robert F. Marcovitch
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER





Dated:   May 14, 1999       By    /s/  Gregory S. Cook
                                  -------------------------------------------
                                  Gregory S. Cook
                                  CHIEF FINANCIAL OFFICER/COO