Form 10-K
period 1999-06-30
RIDE INC
filed 1999-09-28
CIK 917734

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-13042
                            ------------------------

                                   RIDE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    WASHINGTON                            91-1571027
         (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

           8160 304TH AVENUE SOUTHEAST                       98050
               PRESTON, WASHINGTON                        (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (425) 222-6015
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of September 27, 1999, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was $10,876,655 based on the closing sale price of the registrant's Common Stock on the OTC Bulletin Board.

    As of September 28, 1999, the number of shares of the registrant's Common Stock outstanding was 14,311,401.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Items 1, 2, 3 and 7 of this Form 10-K contain forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

    Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Factors that could cause such future events or actual results to differ include, but are not limited to, those set forth in "Item 1. Business--Risk Factors" below.

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

    The Company was founded in September 1992 and acts as a holding company for the following subsidiaries: Ride Snowboard Company ("Ride Snowboards"), Ride Manufacturing, Inc. ("Ride Manufacturing"), Ride Canada, Inc. ("Ride Canada"), SMP Clothing, Inc. ("SMP"), Smiley Hats, Inc. ("Smiley"), and Carve, Inc. d/b/a US2 Sports ("US2"). The Company acquired C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (collectively, "CAS") in August 1994. The Company acquired Ride Manufacturing and 5150 Snowboards, Inc. ("5150") and SMP in September and October 1995, respectively. The Company later merged 5150 with and into Ride Snowboards. In October 1996, the Company transferred certain of its assets and liabilities of the CAS business to Ride Canada and Ride Snowboards, and sold the CAS entities. In June 1997, the Company acquired substantially all of the assets (except cash and accounts receivable) and liabilities of Device Mfg Corp. ("Device") and transferred those assets and liabilities to Ride Snowboards. In July 1997, the Company purchased substantially all of the assets of Galena Creek Trading Company, Inc., d/b/a Smiley Hats, and transferred those assets to its Smiley subsidiary, which the Company formed specifically for that purpose. In December 1997, the Company acquired US2 Sports Group, Inc. d/b/a FullTilt Wakeboards, through a merger of that company with and into Carve, Inc., a newly-formed corporation. The Company sold substantially all of the assets of SMP in November 1998.

    The Company has entered into an Amended and Restated Agreement and Plan of Merger ("Merger Agreement"), dated as of July 22, 1999, with K2, Inc. ("K2") and KT Acquisition, Inc., pursuant to which the Company will become a wholly-owned subsidiary of K2. Adoption of the Merger Agreement requires the affirmative vote of 66 2/3% of the outstanding shares of the Company's common stock. A Special Meeting of Shareholders of the Company will be held on October 5, 1999 for the purpose of voting to approve the merger transaction.

    Ride Snowboards sells premium to mid-range snowboards and related products primarily through specialty snowboard and ski shops. Ride Manufacturing is a manufacturer of premium snowboards principally for Ride Snowboards and, to a lesser extent, a limited number of other snowboard companies on an OEM basis. Until its November 1998 sale, SMP designed and manufactured snowboard, surf, skate, motocross and street apparel which was sold primarily through specialty shops. Ride Canada acts as the Company's Canadian distributor. Smiley designs and manufactures premium head and neck wear for the winter sports industry which products are sold through specialty shops. US2 designs, manufactures and distributes wakeboards, wakeboard bindings and accessories under the "FullTilt" and "Sub Rosa" brand names through sporting goods, marine and specialty retailers. Until its disposition in October 1996, CAS marketed entry-level snowboards and related products under various brand names and on a private label basis, primarily to regional sporting goods stores and large-format sporting goods retailers. In addition, CAS sold snowboards and related products on an OEM basis to other snowboard companies and bought excess snowboard and sporting goods inventories from manufacturers and sold such products to retailers throughout the world. The OEM and excess inventory portions of the CAS business were sold in October 1996 while the branded and private label portions of the business were retained by the Company and have been integrated as an additional component of the Company's product offering.

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

    BRAND MARKETING OF SPORTING GOODS EQUIPMENT: The Company uses a multiple brand strategy to serve the product needs, price points and demographics of its diverse consumer base. The "Ride" brand is specifically positioned to appeal to a broad range of snowboard enthusiasts at mid to higher price points; "5150" is targeted at the Company's more aggressive counterculture snowboard consumers; "Liquid" produces entry level products at moderate price points.

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

    EXPANSION INTO APPAREL. The Company seeks to broaden its revenue base by marketing accessories and soft goods specifically targeted to snowboard and wakeboard enthusiasts. The Ride Snowboards apparel brand is targeted at the middle to high end snowboard enthusiast who requires extensive technical features such as waterproof breathable fabrics. The Company intends to expand the recognition of its equipment brands with accessories such as backpacks, snowboard bags, gloves and hats. Smiley Hats produces high-quality head and neck-wear for winter sports enthusiasts, further increasing The Company's presence in the winter sports accessories marketplace.

PRODUCTS

    SNOWBOARD EQUIPMENT. The "Ride" brand is designed for high performance, capitalizes on the Company's most advanced technologies and has historically been positioned toward the higher price points in the snowboard market. In 1997, the Company began offering moderate price point products under the "Ride" brand to target entry and intermediate level consumers, thus expanding recognition of the "Ride" brand name. Designed to connect the snowboarder to the snowboard, the "Ride" product line includes both traditional "strap" snowboard bindings and boots and a complete line of "Device-compatible" step-in snowboard bindings and boots. Included in the Company's products for the first time in 1997, step-in snowboard bindings provide an increased level of convenience by allowing the user to simply step-in to the binding to connect himself to the snowboard as opposed to sitting down in the snow to "strap-in" to traditional snowboard bindings. In order to maximize the strength and positioning of the "Ride" product series, the Company merged its "Preston" high end strap-in bindings into the '98-'99 "Ride" product line. The mounting features of all of the Company's bindings are compatible with the Company's snowboards and those offered by virtually all competitors.

    The Ride product lines currently include:

    - 47 sizes of snowboards within 12 board series with suggested retail prices ranging from $165 for a children's board to $525 for a high-end expert board,

    - five models of traditional strap snowboard bindings with suggested retail prices ranging from $100 to $170,

    - two models of Device-compatible step-in snowboard bindings with suggested retail prices from $130 to $160, and

    - 13 models of Device-compatible step-in and 13 models of traditional strap snowboard boots with suggested retail prices ranging from $130 to $250.

    The Liquid and 5150 product lines are aimed at entry level snowboarders who require quality products at a competitive price. The lines currently include:

    - fifty sizes of snowboards within two board series with suggested retail prices ranging from $230 to $300,

    - thirteen models of traditional strap snowboard bindings with suggested retail prices ranging from $35 to $85,

    - two models of device-compatible step-in snowboard bindings with a suggested retail price of $115, and

    - four and eight models, respectively, of device-compatible step-in and traditional snowboard boots with suggested retail prices ranging from $80 to $110.

    APPAREL. The Company believes that clothing is an important element of the snowboarding subculture and that the demand for snowboarding apparel will grow with the popularity of the sport. In addition, snowboard apparel has crossed over into everyday fashion, thereby increasing the potential market for the Company's apparel products.

    The Company's line of technical snowboard outerwear and apres snowboard apparel is sold under the "Ride Snowboard Apparel" brand name. This product line extends the "Ride" brand's reputation for equipment quality and performance to the snowboard apparel market. "Ride" brand apparel is intended for the consumer who desires technology and function in his or her snowboard clothing. Retail value for outerwear ranges from $90 for an entry level pair of pants to $270 for the line's full featured waterproof, breathable parka.

    ACCESSORIES. The Company offers a variety of snow and wakeboarding accessories, including snowshoes, gloves, bags, packs, hats and caps under the "Ride," "5150," "Liquid," "FullTilt" and "Smiley" brands. The Company's subsidiary, Smiley, offers high quality head and neck wear for wintersports enthusiasts ranging from basic wool hats to alternative synthetic fleece hats and headbands. Smiley's products generally retail for $10 to $40.

    WAKEBOARDS AND WAKEBOARD BINDINGS. The Company's December 1997 acquisition of US2 Sports Group has extended the Company's product line to wakeboards and wakeboard bindings. In 1998, the Company offered 15 models of wakeboards under the "FullTilt" brand with suggested retail prices ranging from $270 to $700 and five models of wakeboard bindings under the "Sub Rosa" brand with suggested retail prices ranging from $100 to $280. The Company's wakeboard products are distributed through specialty retailers, marine dealerships and large format sporting goods chains. The Company has recently made the decision to restructure its wakeboard business and as part of that process suspend production for the 1999 season.

    The following table sets forth the contribution to net sales (in thousands and as a percentage of net sales) attributable to each of the Company's product groups for the twelve month period ended June 30, 1998 the twelve month period ended June 30, 1999.

                                                    SIX MONTHS ENDED
                                                                               YEAR ENDED
                                                     JUNE 30, 1998           JUNE 30, 1999
                                                 ----------------------  ----------------------
Snowboards.....................................  $  12,315          34%  $  17,689          44%
Bindings.......................................      8,349          24       9,150          24
Boots..........................................      3,390           9       6,256          15
Skate, wake and other..........................      1,977           5       1,550           4
                                                 ---------         ---   ---------         ---
Total hard goods...............................     26,032          72      34,645          87

Apparel........................................      7,520          21       2,837          37
Accessories....................................      2,644           7       2,230           6
                                                 ---------         ---   ---------         ---
Total soft goods...............................     10,164          28       5,067          13
                                                 ---------         ---   ---------         ---
Net sales......................................  $  36,195         100%  $  39,712         100%
                                                 ---------         ---   ---------         ---
                                                 ---------         ---   ---------         ---

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

    NORTH AMERICA. The Company distributes its branded products to retailers through its independent sales representatives and a limited number of employee sales representatives. The following table details the Company's tiered distribution strategy for each of its brands:

                                                                    REGIONAL SPORTING
                                                                        GOODS AND
                                                                     APPAREL CHAINS
                                                                  ---------------------
                                                  SPECIALTY SNOW     PRIMARY RETAIL
                                                  AND SKI SHOPS          OUTLETS          LARGE FORMAT
                                                  --------------  ---------------------  SPORTING GOODS
                                                                                           RETAILERS
                                                                                         --------------
Snowboard equipment & accessories...............          Ride    Ride, Liquid, 5150      Liquid, 5150
Accessories.....................................        Smiley    Smiley                        Smiley
Apparel.........................................          Ride    Ride                            None

    The three main retail channels of distribution for the Company's branded products in North America are as follows:

    SPECIALTY SNOWBOARD AND SKI SHOPS. These retailers generally operate one to three relatively small shops specifically targeted at the core of their respective markets. Providing the highest amount of customer service and significantly influencing the purchasing decisions of consumers, they tend to cater to experienced snowboarders, a majority of whom are repeat buyers, as well as intermediate snowboarders, cross-over skiers and other winter sports enthusiasts. These retailers primarily sell the Company's premium and mid-priced snowboards, including bindings, boots, accessories and Ride Snowboards apparel.

    REGIONAL SPORTING GOODS STORES AND APPAREL CHAINS. These retailers typically have 10 or more large to moderate size stores within a large geographical area, target their product lines at specific sport sectors and generally appeal to intermediate and novice sports enthusiasts. Accordingly, they offer trained sport specific sales assistance for their customers at the moderate to upper price points. These stores primarily sell Ride, Liquid and 5150 product lines.

    LARGE-FORMAT SPORTING GOODS RETAILERS. These retailers typically carry the Company's Liquid and 5150 product lines. Offering the broadest range of sporting goods equipment, these stores maximize volume based on providing price point products and offer a modest amount of sales and service support for their customers. These retailers typically carry the Company's Liquid and 5150 product lines.

    INTERNATIONAL. The Company has historically generated the largest portion of its international revenues in the Japanese marketplace through sales of its "Ride" and "5150" brands to independent distributors who, in turn, sell these product lines to Japanese retailers. Due to the oversupply of snowboard equipment in the Japanese marketplace, the Company determined that its ability to maintain market share and control its "Ride" brand image is directly related to the level of control the Company has over its distribution channels in that marketplace. During 1997, the Company implemented a two-tiered distribution strategy in Japan for the "Ride" brand whereby it sells directly to the top retailers in that market and distributes to specialty retailers through a sub-distributor.

    Throughout the rest of the world, the Company sells to independent distributors who in turn market and sell products to retailers in their respective markets, except in Canada, France and Great Britain, where the Company sells directly to retailers through independent sales representatives. The Company works closely with its international distributors to ensure that its policies of limited distribution and market segmentation are followed worldwide.

    The Company's North American and export sales, in thousands, are set forth below for the twelve month period ended June 30, 1998, the twelve month period ended June 30, 1999. No customer accounted for more than 10% of sales in any of the periods.

                                                            TWELVE MONTHS ENDED
                                                               JUNE 30, 1998
                                                           ----------------------   TWELVE MONTHS ENDED
                                                                                       JUNE 30, 1999
                                                                                   ----------------------
                                                                                       (IN THOUSANDS)
North America............................................  $  26,782          74%  $  30,918          78%
Japan....................................................      6,022          17       5,288          13
Europe and other.........................................      3,391           9       3,506           9
Net Sales................................................  $  36,195         100%  $  39,712         100%

INNOVATIVE PRODUCT DESIGNS

    A key component of the Company's progressive image and operating strategy is its commitment to be the industry leader in technologically innovative product design. Unlike many other snowboard companies, which rely largely on third-party design technicians and engineers, the Company uses in-house product development teams in collaboration with Company team riders to develop high-performance products that incorporate the most advanced snowboarding technology. The Company continues advances in the use of light weight, durable materials in the construction of its snowboards. For the 1999-2000 snowboard product line, Company has introduced several new construction styles, including the "Profile" board, which incorporates a new, progressive-angle cap design, and the "Yukon" board, which brings the construction of the Company's popular "Timeless" series to riders with larger feet. The Company has pioneered the use of lightweight and durable aircraft-grade aluminum in traditional strap-in snowboard bindings. Research and development expenses totaled approximately $338,000 in 1997, $180,000 in 1998 and $200,000 in 1999. The Company expects to spend comparable amounts in the 2000 fiscal year as it has in recent past fiscal years on research and development efforts for snowboard equipment and apparel.

IN-HOUSE MANUFACTURING CAPABILITY

    The Company produces a majority of its snowboards in its factory in Corona, California. A portion of the remaining production of snowboards are produced at an independent manufacturing facility in China.

MARKETING

    The Company has established its flagship "Ride" brand name as an aggressive, technologically advanced brand on the leading edge of snowboarding. The Company has established different brands for other target markets and seeks to increase consumer awareness of these brands without jeopardizing the Ride brand image. An important element of this strategy is the Company's professional snowboard riders, who are prominently featured in the Company's print advertising in leading industry magazines and several underground snow/surf/skate publications. Participating in their respective sports approximately 250 days a year, the Company's professional teams provide significant brand exposure through photographic and editorial coverage in major industry magazines and at organized events. The Company also sponsors top local riders in various markets with free products. Additionally, the Company's product demo program, We Put the Ass Back in Passion, provides trial rides to customers and potential customers at ski areas around the country through the Company's five demo vans. The Company has also increased its efforts to bring industry media attention to the technological features of its products through Company-sponsored tours of its state-of-the-art Ride Manufacturing factory and on-hill demonstration events. These programs are each designed to improve the visibility of the Company's products while enhancing the high-performance reputation of the Ride brand. The Company also markets its products through regular attendance at industry trade shows.

SUPPLIERS

    In fiscal 1999, the Company sourced all of its strap and Device-compatible step-in snowboard bindings from the Asia-based Snowboard Factory, Inc. to capitalize on lower product cost opportunities available in the Far East. The Company expects to continue this arrangement in 2000. The Company's apparel, boot and accessory products will continue to be sourced through a variety of U.S. and foreign manufacturers.

    The Company generally does not have contracts with its manufacturing sources and competes with other companies for the production capacity of some manufacturers. Although the Company believes that it has established close relationships with its principal manufacturing sources, its future success may depend on its ability to maintain these relationships. If the Company's relationship with any of its binding, boot, apparel or other product manufacturers were interrupted, the Company could find it difficult to locate another source with sufficient production capacity to meet the Company's short-term needs, and the Company could miss the retailing season for that product. The establishment of new manufacturing relationships involves numerous uncertainties, including those relating to:

    - payment terms,

    - costs of manufacturing,

    - adequacy of manufacturing capacity,

    - quality control, and

    - timeliness of delivery.

The Company is unable to predict whether these new relationships would be on terms that the Company regards as satisfactory. Should an unexpected change in binding, boot, apparel or other product suppliers become necessary, the Company would likely experience increased costs, as well as a substantial disruption and a potential loss of sales. In addition, from time to time, manufacturers in the snowboard industry have experienced shortages and, in some cases, price increases in certain raw materials, and shortages or price increases may recur. At times, the Company has also experienced delays in the receipt of products from its suppliers as a result of shortages in raw materials, including fiberglass and P-Tex. Although the Company believes that it is well-positioned to minimize the impact of raw material shortages and delays in supplier shipments, shortages and delays could have a material adverse affect on the Company's business, financial condition and results of operations.

COMPETITION

    The snowboarding businesses are highly competitive and has relatively few technological or manufacturing barriers to entry. The Company's technology is generally not proprietary. The Company competes with a number of established manufacturers and distributors whose brand names enjoy recognition that exceeds that of the Company's brand names. In all its product categories, the Company competes with numerous manufacturers and distributors that have significantly greater financial, distribution, advertising and marketing resources than the Company. The Company cannot assure that it will compete successfully in the future due to one or more of the following conditions:

    - the current industry oversupply position,

    - future events affecting the Company or its competitors,

    - consumer buying patterns,

    - the introduction of new products by the Company or its competitors,

    - weather patterns that may affect the demand for the Company's products,

    - product supply fluctuations in the Company's markets,

    - regulations affecting the Company's products,

    - the financial condition of the Company's suppliers, and

    - the entry of additional competitors in the Company's markets,

among other factors, could result in insufficient or excess inventory levels, missed market opportunities or higher markdowns, any of which could have a material adverse effect on the Company's financial condition and results of operations.

LICENSING

    The Company is currently licensing its Device-compatible step-in snowboard binding technology to several competitors in the snowboard boot and binding market and anticipates licensing this technology to additional snowboard boot and binding manufacturers in the future. The Company expects these licensing arrangements will increase the market penetration of its Device-compatible snowboard boot and binding system in North America, Europe and Japan. The Company is also licensing its Liquid brand name for North American apparel distribution.

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

    The Company has applied for or been granted trademark registration in the United States and certain foreign jurisdictions for

    - Ride,

    - Liquid,

    - 5150,

    - Preston,

    - Cappel,

    - Device,

    - Smiley,

    - FullTilt, and

    - Sub Rosa,

as well as some associated logos. The Company also claims rights to the trademarks above and to various other trademarks arising out of use of these marks. Although the Company believes these rights are enforceable, there can be no assurance that any of these trademarks are enforceable or that the Company is otherwise capable of protecting the goodwill associated with them. The Company believes that the failure to protect its trademarks could have a material adverse effect on the Company's business.

RECENT DEVELOPMENTS

    a.  MERGER WITH K2, INC.

    The Company has entered into an Amended and Restated Agreement and Plan of Merger ("Merger Agreement"), dated as of July 22, 1999, with K2, Inc. ("K2") and KT Acquisition, Inc., pursuant to which the Company will become a wholly-owned subsidiary of K2. Adoption of the Merger Agreement requires the affirmative vote of 66 2/3% of the outstanding shares of the Company's common stock. A Special Meeting of Shareholders of the Company will be held on October 5, 1999 for the purpose of voting to approve the merger transaction. As part of the contemplated merger transaction, the Company transferred all of its existing North American customers' apparel and binding orders to K2, and borrowed the sum of $2.0 million from K2 pursuant to the terms of a Convertible Promissory Note, dated July 22, 1999, to fund immediate and on going working capital needs.

    b.  SERIES B PREFERRED SHARE CONVERSION

    By the terms of the Loan and Security Agreement and related instruments, dated February 19, 1999, by and between the Company and the holder of the Company's Series B 5% Cumulative Preferred Stock, Advantage Fund II, Ltd. ("Holder"), the remaining 1,500 shares of the Series B 5% Cumulative Preferred Stock of the Company issued to Holder have been converted to debt in the form of a promissory note in the amount of $1,725,000 (the "Note"). The Note bears interest at the rate of ten percent (10%) per annum, payable on each March 31, June 30, September 30 and December 31, has a term due date of June 30, 1999, which date is automatically extended to September 30, 1999 in the event the Company has executed a letter of intent for a transaction which would raise capital sufficient to fully redeem the Note. This condition has been further modified in connection with the pending merger transaction with K2, Inc. whereby the Note redemption date has been extended to December 1, 1999. The Note is secured by a security interest in the Company's assets subordinate to the outstanding security interests of the Company's senior secured creditors. The Note has a default interest rate of eighteen percent (18%) per annum. The Company's inability to successfully redeem the Note when due could have a material and adverse impact on the Company's financial condition.

    c.  NASDAQ LISTING REQUIREMENTS

    By letter dated July 7, 1999, the Company was notified by the Qualifications Panel of the Nasdaq Stock Market that the Company's securities would be delisted from the Nasdaq national Market, effective the close of business on July 7, 1999. The Panel's decision was based on its conclusion that the Company was not then in a position to regain compliance with certain National Market listing requirements in the near term and to sustain compliance with those requirements over the long term. From and after their delisting from the Nasdaq National Market, the Company's securities have been eligible for, and have traded on, the OTC Bulletin Board.

EMPLOYEES

    As of September 28, 1999, the Company had 232 full-time (including seasonal) employees. None of the Company's employees are subject to a collective bargaining agreement. The Company considers its employee relations to be good.

RISK FACTORS

    In evaluating the Company's business, careful consideration should be given to the following factors in addition to the other information presented in this Annual Report on Form 10-K:

    LIQUIDITY; DEPENDENCE ON LINE OF CREDIT; FAILURE OF MERGER. The Company requires capital for the development of its technology and products, procurement of raw materials and finished goods manufactured by others and capital equipment. The Company operates in a highly seasonal business, generating the majority of its sales in the months of July through December. The Company's cash receipts from its North American customers are received predominantly in the months of December, January and February while its international customers generally pay by letter of credit or in cash immediately prior to shipment. In order to finance operations and manufacture and purchase products during the remainder of the year, the Company has historically utilized a revolving line of credit.

    On August 31, 1998, the Company entered into a loan and security agreement with CIT, which replaced the Company's prior credit facility. The Company's line of credit under the new facility is up to $15.0 million, to be increased to $17.0 million from October 15 to December 15 of each year for a term of three years. The amount that may be borrowed is also limited to the sum of (1) 85% of eligible accounts receivable, provided the dilution does not exceed 5.0% and after implementation of an 11.0% dilution reserve against loan availability during the season, and (2) 55% of eligible finished goods inventory, not to exceed $6.5 million during April through September, $3.25 million in October, $2.5 million in November, and $2.0 million in December. Although the credit facility provides that there cannot be advances against inventory during January through March of each year, CIT agreed to allow advances during that period in 1999. In order to obtain advances during that period from January through March of 1999, the Company agreed that the sub-limit during all periods would be subject to periodic renegotiations, and the sub-limit is $4.5 million, subject to availability. The facility now provides for a maximum letter of credit subline of $8.0 million. The facility bears interest at the prime interest rate plus 1.5% and is collateralized by substantially all the assets of the Company. Additionally, the facility requires an annual facility fee of 0.5% due each anniversary of the execution of the credit facility and a monthly letter of credit fee of 1.5% per annum of the face amount of any standby and documentary letters of credit.

    The CIT line of credit is subject to cancellation in the event of enumerated events of default, one or more of which may have already occurred by reason of the following:

    - if the existing financial condition of the Company and its subsidiaries is deemed to constitute insolvency;

    - failure of the Company to remain in technical compliance with the inventory collateral sublimit set forth in the CIT agreement;

    - possible delinquency in the delivery of financial and other reports required to be delivered to CIT;

    - default under the CIT agreement by reason of the Company's recent sale and license-back of its Smiley-related trademarks without the CIT's prior approval;

    - default in the payment of amounts currently owing to Advantage Fund II Ltd., under the Loan and Security Agreement dated February 19, 1999 and related instruments, which constitutes a cross default under the CIT agreement;

    - delinquencies in the payment of amounts currently owing to vendors, legal and financial advisors and others; and

    - default of specific monthly payment obligations currently due for professional snowboard athlete services.

    As described below, CIT has agreed with K2 in connection with the contemplated merger transaction not to exercise its default rights with respect to these enumerated existing events of default for so long as the merger agreement remains in effect, but in no event past December 1, 1999. In the event of subsequent defaults under the CIT line of credit, however, CIT would have the right to refuse future borrowings by the Company and to declare all then existing indebtedness due and payable.

    On August 31, 1998, the Company entered into a consent, reaffirmation, and release agreement with US Bank under which the Company retained a $3.0 million credit facility with that institution. The US Bank facility bears interest at prime rate plus 1.5% per year until February 28, 1999 and prime rate plus 2.0% per year from March 1, 1999 through and including the date the Company repays the principal amount owed, is subordinated to the CIT credit line, and is secured by promissory notes with a principal amount of $1.4 million, as of July 22, 1999, from Global Sports, Inc. Additionally, the facility is secured by the personal guarantee of one of the Company's outside directors, including specific real property owned by that director. All indebtedness due under the US Bank facility is due and payable August 30, 1999, which date has been extended to the earlier of the closing of the pending merger transaction with K2, Inc. or December 1, 1999. The Company was required to make quarterly principal payments under the US Bank facility of $100,000, beginning with a payment due on April 10, 1999. The Company failed to make payments due on April 10, 1999 and July 10, 1999, and therefore was in default of the US Bank facility. The overdue principal amounts were repaid on July 27, 1999 utilizing a portion of the proceeds from the $2.0 million loan from K2.

    By the terms of a loan and security agreement and related instruments, dated February 19, 1999, by and between the Company and the holder of the Company's series B 5% cumulative preferred stock, Advantage, the remaining 1,500 shares of the series B 5% cumulative preferred stock of the Company issued to Advantage were converted to debt in the form of a promissory note in the amount of $1.725 million. The note bears interest at the rate of 10% per year, payable on each March 31, June 30, September 30 and December 31, and the principal amount and all accrued interest was due and payable in full on June 30, 1999. The note is secured by a security interest in the Company's assets subordinate to the outstanding security interests of the Company's senior secured creditors. The note has a default interest rate of eighteen percent per year. The Company was unable to repay this indebtedness when due, and is currently in default. Pursuant to an agreement negotiated with Advantage, dated July 22, 1999, the deadline for payment of the principal and accrued interest was extended to the earlier of the closing of the merger or December 1, 1999.

    In connection with the merger agreement, CIT entered into a forbearance agreement with K2 by which CIT agreed to forbear from exercising its default rights under the CIT Loan and Security Agreement with respect to existing events of default enumerated in the agreement. The forbearance agreement will remain in effect so long as the merger agreement remains in full force and effect, but in no event past December 1, 1999. Under the terms of intercreditor agreements among CIT, US Bank and Advantage, US Bank and Advantage have, with limited exceptions, agreed that they may not take steps to foreclose on assets of the Company until all indebtedness to CIT has been paid. Accordingly, US Bank and Advantage are, for all practical purposes, precluded from exercising their default rights and remedies. However, in the event of further defaults under the CIT loan and security agreement, or termination of the merger agreement for any reason, CIT would have the right to refuse all further loans to the Company and all of CIT, US Bank and Advantage would have the right to demand immediate payment of the debts owing to them, although US Bank and Advantage would be precluded under the intercreditor agreements from taking any collection actions against the Company until all amounts owed to CIT were paid in full.

    Any such event would have a material adverse effect on the Company, and would entitle K2 under the merger agreement to decline to proceed with the merger. In addition, if the merger is rejected or otherwise is not completed, regardless of whether any new defaults arise, the entire debt to CIT will be immediately due and payable. CIT will again be free to exercise default remedies with respect to past defaults. If the Company is not otherwise able to raise sufficient capital in order to continue its current operations, the Company may be unable to meet its obligations under the CIT line of credit or to provide sufficient evidence of financial stability to cause CIT to continue to refrain from exercising default remedies. As a result, the Company might be unable to continue as a going concern, and it would then be necessary to consider other more drastic strategic alternatives, such as substantially curtailing the Company's operations or seeking protection from its creditors under the bankruptcy laws.

    As the result of the foregoing, absent completion of the merger, the agreement of the Company's lenders to extensions of existing debt, or an alternative transaction acceptable to the Company lenders, the Company's ability to continue in business as a going concern is highly uncertain.

    RISKS OF INTERNATIONAL BUSINESS. In fiscal 1999, approximately 22% of the Company's sales were outside of North America. The Company's business is subject to the risks generally associated with doing business internationally, such as fluctuations in exchange rates, foreign governmental regulation, product distribution patterns and changes in economic conditions. These factors, among others, could influence the Company's ability to sell its products in international markets, as well as its ability to procure products or components. The Company sources all of its binding and boot production in China. A large portion of its apparel is manufactured in Asia as well. While the Company believes the financial health of its Asian suppliers to be good, there can be no assurance that the economic slowdown affecting Asia today will not have an adverse effect on the Company's Asian suppliers' ability to source or fund their production requirements, or fulfill the Company's orders. The Company ships its Asian-sourced products in sea-borne containers from a central facility in Hong Kong to central distribution centers in North America and Europe, and to individual customers in Japan. The economic slowdown in Asia has dramatically reduced the availability of such containers and increased the cost of those containers that are available. The Company's inability to timely ship its Asian-sourced products, or its being forced to use alternative, higher cost air freight, as a result of the paucity of sea-borne containers available to the Company's shipper may adversely effect the Company's business, financial condition and results of operations. In addition, the Company believes that its relationship with its current Japanese retailer customers is good and that they will continue to do business with the Company. However, the Company believes that current adverse economic conditions in Japan may negatively affect end-user buying patterns in that country, which may in turn cause a reduction in future orders from its Japanese retailer customers. Any such reduction may adversely effect the Company's business and results of operations. The Company purchases many of its products and components from sources outside of the United States, with purchase prices often denominated in foreign currencies. From time to time, the Company enters into foreign currency forward contracts to either buy or sell foreign currencies at future dates in order to minimize currency risk. Despite this hedging program, unanticipated or long-term changes in the value of the U.S. dollar relative to that of certain foreign currencies could have a material adverse effect on the Company's results of operations through either higher product costs or reduced export sales prices and/or export sales volumes. The Company is also subject to risks inherent in hedging programs and in 1997 and 1996 the Company recognized losses on foreign currency contracts totalling $17,000 and $160,000, respectively. In addition, the Company's business is subject to the risks associated with the imposition of legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions or retaliatory actions on imports to the United States and other countries in which the Company's products are sold or manufactured. The Company cannot predict whether the foregoing legislation and regulation will be imposed by the United States or other countries, nor can it predict what effect such imposition would have on its business or results of operations.

    POTENTIAL APPLICABILITY OF "PENNY STOCK RESTRICTIONS". Stocks selling for less than $5.00 per share, excluding broker or dealer commissions, may be designated as "penny stocks" and may be subject to certain requirements imposed by Rules 15g-1 through 15g-9 under the Exchange Act. The net effect of these regulations may be to delay transactions in stocks that are deemed to be penny stocks. The Company's Common Stock is currently trading for less than $5.00 per share. Because of its recent delisting from the Nasdaq National Market, the "penny stock restrictions" may be applicable pursuant to Rules 15g-1 through 15g-9 under the Exchange Act if exemptions provided in Rule 3a51-1 under the Exchange Act, which among other things provides an exemption from the penny stock restrictions for securities that have tangible assets in excess of $2.0 million, don't apply. If the Company's net worth were to drop below $2.0 million, and if no other exemption from the penny stock restrictions were available to the Company, then its Common Stock could be subject to such restrictions and sales of the Company's Common Stock by brokers and dealers and resales by investors would likely be adversely affected. The fact that the Company's Common Stock has been delisted from the Nasdaq National Market may adversely affect the ability of shareholders to buy and sell shares of Common Stock.

    YEAR 2000 PROBLEM. The "year 2000 problem" is the result of computer programs being written using two digits rather than four to define the applicable year. Software programs and systems that have date-sensitive features may recognize a date using "00" as the year 1900 instead of the year 2000. Ride has assessed its year 2000 needs and has purchased and installed year 2000-compliant software in all its known non-compliant hardware and software systems. The cost of the purchase and installation of the year 2000-compliant software is $263,000. Ride is in the process of reviewing with each of its material suppliers, service providers and customers the steps each is taking to insure their respective computer systems are presently or will be year 2000-compliant in a timely fashion. Ride's shipper has confirmed to Ride it has installed year 2000-compliant software in all of its material systems. There can be no assurance the computer systems of third parties on whose commercial efforts Ride directly or indirectly relies, will be year 2000-compliant in a timely fashion. Because Ride has not completed its review of its material third party suppliers, service providers and customers, it has not created a contingency plan setting forth what steps will be taken if these third parties are not year 2000 compliant by December 31, 1999. Based on information received from its third party vendors, service providers and customers, Ride intends to have a contingency plan in place by October 1999. The failure of third parties to be year 2000 compliant could cause material delays in the design, manufacture and shipment of products, delay in payment for products, and delay in the availability of credit or funds necessary to operate the business of Ride. The failure of Ride's or one or more third-party's computer systems as a result of year 2000 non-compliance may have a material adverse effect on Ride's business and results of operations.

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

    DEPENDENCE ON OUTSIDE MANUFACTURERS. Many of the Company's products are manufactured by outside suppliers. In 1999, the Company sourced its entire line of "Ride," "Liquid" and "Slim" traditional "strap" and "Device-compatible" step-in bindings from Taiwan-based Snowboard Factory, Inc. In addition, all of the Company's snowboard boots and the majority of its apparel are manufactured to the Company's specifications by independent contractors. The Company generally does not have contracts with its manufacturing sources and competes with other companies for the production capacity of certain manufacturers. Although the Company believes that it has established close relationships with its principal manufacturing sources, its future success may depend on its ability to maintain such relationships. If the Company's relationship with any of its binding, boot, apparel or other product manufacturers were interrupted, the Company could find it difficult to locate another source with sufficient production capacity to meet the Company's short-term needs, and the Company could miss the retailing season for that product. The establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, and the Company is unable to predict whether such relationships would be on terms that the Company regards as satisfactory. Should an unexpected change in binding, boot, apparel or other product suppliers become necessary, the Company would likely experience increased costs, as well as a substantial disruption and a potential loss of sales. In addition, from time to time manufacturers in the snowboard industry have experienced shortages and, in some cases, price increases in certain raw materials, and such shortages or price increases may recur. At times, the Company has also experienced delays in the receipt of products from its suppliers as a result of shortages in raw materials, including fiberglass and P-Tex. Although the Company believes that it is well-positioned to minimize the impact of raw material shortages and delays in supplier shipments, such shortages and delays could have a material adverse affect on the Company's business, financial condition and results of operations.

    SEASONALITY; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Because snowboarding is traditionally a winter sport and the Company's sales are concentrated in the northern hemisphere, sales of the Company's products predominantly occur in what was traditionally the Company's quarters ending September 30 and December 31. Since much of the Company's operating expenses are fixed in nature and will now be budgeted based on higher first and second quarter net sales, a decline in net sales relative to internal expectations would have a significant adverse effect on results of operations. Because relatively lower net sales are to be realized in the quarters ending March 31 and June 30 of each year, the Company expects to incur operating losses in such quarters for the foreseeable future. Apart from seasonal factors, demand for the Company's products fluctuates in response to consumer buying patterns, weather conditions, discretionary spending habits, general economic conditions in the United States and abroad, product supply fluctuations in the United States and abroad and other factors. In addition to seasonal fluctuations, the Company's operating results fluctuate from quarter to quarter as a result of the timing of order shipments, new product introductions and new retailer openings. Furthermore, the Company's gross margins will fluctuate with product mix, the timing of product price adjustments, the mix of international and domestic sales and in-house production cost fluctuations. The Company's operating results for any interim period may not be indicative of the results for the entire year.

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

    DEPENDENCE ON KEY INDIVIDUALS. The Company's future success depends in large part on the continued service of Robert F. Marcovitch, the Company's President and Chief Executive Officer and Greg Cook, the Company's Chief Operating Officer and Chief Financial Officer. The loss of the services of either of these officers could have a material adverse effect on the Company's business. Further, the Company believes that the market for key personnel in its industry is highly competitive. There can be no assurance that the Company will be able to attract and retain key personnel with the skills and expertise necessary to manage the Company's business, both in the United States and abroad.

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

    LEGAL PROCEEDINGS. Ride is the subject of claims and lawsuits in the normal course of its business; however, there are no claims or lawsuits presently pending that are expected to result in uninsured liabilities that are material in amount. In addition, as of June 30, 1999, as described elsewhere in this report, Ride was overdue in the payment of approximately $5.0 million of accounts payable to providers of goods and services, some of whom have commenced or threatened lawsuits to collect the amounts owing. The expenditure of significant sums in the defense and/or payment of any one or more collection action could have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 2.  PROPERTIES

    Ride leases all of its offices, warehouse and manufacturing facilities as follows:

    - Preston, Washington - approximately 100,000 square feet of office and warehouse space, under a lease that expires December 31, 2003,

    - Etobicoke, Ontario - approximately 13,000 square feet of warehouse and office space under a lease that expires November 30, 2001,

    - Corona, California - approximately 25,000 square feet of manufacturing and office space under a lease that expires August 31, 2001, and approximately 16,300 square feet under an adjacent sublease that expires March 31, 2000, and

    - Sparks, Nevada - 21,000 square feet of office, warehouse and light manufacturing space under a lease that expires December 31, 1999.

    Ride is currently subletting approximately 34,000 square feet of its space in its Preston facility. It anticipates that its current facilities will be sufficient for its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    Ride is the subject of claims and lawsuits in the normal course of its business; however, there are no claims or lawsuits presently pending that are expected to result in uninsured liabilities that are material in amount. In addition, as of June 30, 1999, as described elsewhere in this report, Ride was overdue in the payment of approximately $5.0 million of accounts payable to providers of goods and services, some of whom have commenced or threatened lawsuits to collect the amounts owing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company will hold a 1999 annual meeting of shareholders only if the contemplated merger between the Company and K2 is not completed before the time of the 1999 annual meeting. The annual meeting would normally be held on or about November 18, 1999. As of the date of this report, the Ride board of directors know of no matters that will be presented for consideration at the Ride annual meeting.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                  STOCK TABLE

    The following table sets forth for the calendar quarters indicated the high and low closing bid prices as reported by NASDAQ:

                             1996                  1997                  1998                  1999
                      -------------------   -------------------   -------------------   -------------------
                        HIGH       LOW        HIGH       LOW        HIGH       LOW        HIGH       LOW
                      --------   --------   --------   --------   --------   --------   --------   --------
Quarter Ended:
  March 31..........    $33.50     $13.88     $7.13      $3.13      $2.88      $1.88      $1.00      $0.59
  June 30...........     14.19      10.38      5.13       3.38       2.56       1.50       1.88       0.75
  September 30......     13.38       9.25      3.94       2.81       1.81       0.81
  December 31.......     12.44       5.81      3.19       1.78       1.38       0.50

    The prices quoted reflect inter-dealer quotations, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. As of September 28, 1999, there were 676 record holders of the Company's common stock.

    Except for distributions paid to shareholders when the Company was an S Corporation, the Company has never paid dividends on its common stock and does not anticipate paying regular cash dividends in the foreseeable future. The Company's bank loan agreement restricts the payment of dividends.

SALES OF UNREGISTERED SECURITIES

    None

ITEM 6.  SELECTED FINANCIAL DATA.

                         SELECTED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          SIX MONTHS ENDED      YEAR
                                                     YEAR ENDED DECEMBER 31,                  JUNE 30,          ENDED
                                            ------------------------------------------  --------------------  JUNE 30,
                                             1994(1)    1995(2)    1996(3)    1997(4)     1997       1998      1999(5)
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net sales.................................  $  25,349  $  74,850  $  75,728  $  36,475  $   7,559  $   7,279  $  39,712
Cost of goods sold........................     18,398     54,988     61,641     26,656      5,567      8,287     31,680
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit (loss).......................      6,951     19,862     14,087      9,819      1,992     (1,008)     8,032
Selling, general and administrative
  expenses................................      4,022     10,868     20,487     18,278      8,392     10,735     17,529
Goodwill write down.......................         --         --         --      8,600         --         --      2,157
Restructuring charges.....................         --         --      2,500         --         --         --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Operating expenses......................      4,022     10,868     22,987     26,878      8,392     10,735     19,686
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating income (loss)...................      2,929      8,994     (8,900)   (17,059)    (6,400)   (11,743)   (11,654)
Interest expense..........................         (1)       (18)      (268)      (426)       (43)      (147)    (1,129)
Interest income...........................         72        406        333        195        103        117        113
Other income, net.........................         --         --         --         --         --         --       (317)
Gain on sale of subsidiary................         --         --        482         --         --         --        680
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes.........      3,000      9,382     (8,353)   (17,290)    (6,340)   (11,773)   (12,307)
Income tax provision (benefit)............      1,134      3,427     (2,863)      (595)    (1,940)        --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss).........................  $   1,866  $   5,955  $  (5,490) $ (16,695) $  (4,436) $ (11,773) $ (12,307)
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) per share:
  Basic...................................  $    0.29  $    0.67  $   (0.52) $   (1.51) $   (0.41) $   (0.99) $   (0.93)
  Diluted.................................  $    0.28  $    0.59  $   (0.52) $   (1.51) $   (0.41) $   (0.99) $   (0.93)

                                                        DECEMBER 31,                            JUNE 30,
                                         ------------------------------------------  -------------------------------
                                          1994(1)    1995(2)    1996(3)    1997(4)     1997       1998      1999(5)
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
    Working capital....................  $   7,663  $  26,104  $  20,941  $  14,823  $  15,644  $   2,489  $  (6,903)
    Total assets.......................     15,718     57,599     50,655     40,610     50,728     34,608     27,410
    Long-term obligations..............         --         --        832      1,582        555        979        710
    Shareholders' equity...............     11,524     46,495     42,309     31,070     39,627     19,252      5,446

--------------------------

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

(5) Results for the year ended June 30, 1999 include SMP Clothing, Inc. through November 6, 1998, the date this business was sold.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company was founded in September 1992. It

    - acquired C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc., collectively referred to as C.A.S., in August 1994,

    - acquired Thermal Snowboards Inc., later named Ride Manufacturing, in September 1995, SMP in October 1995, and 5150 Snowboards, Inc., referred to as 5150, in September 1995,

    - sold the C.A.S. entities in October 1996,

    - acquired substantially all of the assets and liabilities of Device Mfg Corp. in June 1997,

    - acquired substantially all of the assets of Galena Creek Trading Corp., doing business as Smiley Hats, in July 1997,

    - acquired US2 Sports Group Inc., doing business as Full-Tilt Wakeboards, in December 1997, and

    - sold the operating assets and inventory of SMP to SMP's Australian licensee in November 1998.

The results of operations of the acquired businesses are included in the Company's financial statements from their respective dates of acquisition through their applicable dates of disposition.

    Because snowboarding traditionally is a winter sport and the Company's sales are concentrated in the northern hemisphere, sales of the Company's products predominantly occur in the months of July through December. Lower sales are realized in the months of January through June of each year. The Company accumulates a backlog of orders beginning in February as a result of pre-season orders placed in connection with winter sports trade shows. The backlog decreases beginning in late spring as product begins to be shipped. Backlog in the snowboarding industry is subject to delay or cancellation. Ride's backlog of orders as of June 30, 1999 was approximately $43.8 million, compared to a backlog of $35.0 million as of June 30, 1998.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JUNE 30, 1998 COMPARED WITH TWELVE MONTHS ENDED
  JUNE 30, 1999

    Net sales increased 10% to $39,712 million for the twelve months ended June 30, 1999 from $36,195 million for the corresponding period ended June 30, 1998. SMP net sales contribution decreased $3,908 million in the period ending 1999 from the corresponding period of 1998.

SALES BY PRODUCT GROUP

                                                                                     TWELVE MONTHS ENDED JUNE 30,
                                                                              ------------------------------------------
                                                                                      1998                  1999
                                                                              --------------------  --------------------

                                                                                          (DOLLARS IN 000'S)
Snowboards..................................................................  $  12,315         34% $  17,689         44%
Bindings....................................................................      8,349         24      9,150         24
Boots.......................................................................      3,390          9      6,256         15
Skate, wake and other.......................................................      1,977          5      1,550          4
                                                                              ---------        ---  ---------        ---
Total hard goods............................................................     26,301         72     34,645         87
Apparel.....................................................................      7,520         21      2,837          7
Accessories.................................................................      2,644          7      2,230          6
                                                                              ---------        ---  ---------        ---
Total soft goods............................................................     10,164         28      5,067         13
                                                                              ---------        ---  ---------        ---
Total.......................................................................  $  36,195        100% $  39,712        100%
                                                                              ---------        ---  ---------        ---
                                                                              ---------        ---  ---------        ---

    Snowboard hardgood sales, comprising boards, boots and bindings, increased by $9.04 million from the corresponding period of 1998. Hardgood sales of wake, skate and other decreased $427,000 due to the cancellation of skate and lower than expected fulltilt sales.

    In the twelve months ended June, 30 1999, sales in North America made up 78% of total sales with international sales making up the difference of 22%. Amounts for the corresponding period in the previous year were 74% and 26%, respectively. The change in sales mix was primarily due to a relative increase in North American sales.

    Gross profit for the twelve months ended June 30, 1999 was $8.0 million versus a profit of $6.8 million for the twelve months ended June, 30 1998. Gross profit margin increased to 20% in 1999 from 19% in 1998.

    Selling, general and administrative expenses excluding goodwill writedowns for the twelve months ended June 30, 1999 were $17.5 million versus $20.6 million for the corresponding period in 1998. The reduction is due primarily to fixed cost savings and the sale of SMP.

    Interest expense increased by $600,000 in the twelve month period ended June 30, 1999 due to higher borrowing levels and increased borrowing costs attributed to the Company's cash losses.

    For the twelve months ended June 30, 1999, there was no income tax benefit recorded as the Company was in a net operating loss carryforward position. For the twelve months ended June 30, 1998, a tax benefit was recorded based upon the amount of income tax that was recoverable in carryback periods.

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

SALES BY PRODUCT GROUP

                                                                         SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------------------------
                                                                        1997                    1998
                                                               ----------------------  ----------------------
                                                                             (DOLLARS IN 000'S)
Snowboards...................................................  $   2,362          31%  $   2,034          28%
Bindings.....................................................        527           7         863          12
Boots........................................................        360           5         115           2
Skate, wake and other........................................        540           7       1,277          17
                                                               ---------         ---   ---------         ---
Total hard goods.............................................      3,789          50       4,289          59

Apparel......................................................      3,510          46       2,649          36
Accessories..................................................        260           4         341           5
                                                               ---------         ---   ---------         ---
Total soft goods.............................................      3,770          50       2,990          41
                                                               ---------         ---   ---------         ---
Total........................................................  $   7,559         100%  $   7,279         100%
                                                               ---------         ---   ---------         ---
                                                               ---------         ---   ---------         ---

    Snowboard hardgood sales, comprising boards, boots and bindings, decreased by $237,000 from the corresponding period of 1997. Sales from January through June of each year are traditionally closeout in nature and are highly dependent on market price at the time of sale. Hardgood sales of wake, skate and other are up $737,000 due to the inclusion this year of the Fulltilt brand of wake boards in 1998.

    In the first six months of 1998, sales in North America made up 82% of total sales with international sales making up the difference of 18%.

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

    Selling, general and administrative expenses for the first six months of 1998 were $10.7 million versus $8.4 million for the corresponding period in 1997. Approximately $1.0 million of the increase was due to non-recurring costs associated with the settlement of the Class Action Lawsuit, certain severance and other costs associated with management reorganization and restructuring SMP. Bad debts expense increased by approximately $700,000 in the 1998 period due to slower than expected collection of accounts receivable from 1997 and write off of the remaining CAS sales accounts receivable. The balance was attributable to additional administrative cost related to the inclusion of Device, Smiley Hats, and US2 acquisitions made in the second half of 1997 and included in the first six months of 1998.

    Interest expense increased by $104,000 in fiscal 1998 due to higher borrowing levels attributed to the Company's cash losses.

    For the six months ended June 30, 1998, there was no income tax benefit recorded as the Company was in a net operating loss carryforward position. For the six months ended June 30, 1999, a tax benefit was recorded based upon the amount of income tax that was recoverable in carryback periods.

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

SALES BY PRODUCT GROUP

                                                                       YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------------
                                                                     1996                    1997
                                                            ----------------------  ----------------------
                                                                          (DOLLARS IN 000'S)
Snowboards................................................  $  39,926          53%  $  12,520          34%
Bindings..................................................     12,241          16%      8,287          23%
Boots.....................................................      4,458           6%      3,714          10%
Skate, wake and other.....................................      3,464           5%        971           3%
                                                            ---------         ---   ---------         ---
Total hard goods..........................................     60,089          80%     25,492          70%
                                                            ---------         ---   ---------         ---

Apparel...................................................     13,597          18%      8,387          23%
Accessories...............................................      2,042           2%      2,596           7%
                                                            ---------         ---   ---------         ---
Total soft goods..........................................     15,639          20%     10,983          30%
                                                            ---------         ---   ---------         ---
Total.....................................................  $  75,728         100%  $  36,475         100%
                                                            ---------         ---   ---------         ---
                                                            ---------         ---   ---------         ---

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital for the development of its technology and products, procurement of raw materials and finished goods manufactured by others and capital equipment. The Company operates in a highly seasonal business, generating the majority of its sales in the months of July through December. The Company's cash receipts from its North American customers are received predominantly in the months of December, January and February while its international customers generally pay by letter of credit or in cash immediately prior to shipment. In order to finance operations and manufacture and purchase products during the remainder of the year, the Company has historically utilized a revolving line of credit.

    On August 31, 1998, the Company entered into a loan and security agreement with CIT, which replaced the Company's prior credit facility. The Company's line of credit under the new facility is up to $15.0 million, to be increased to $17.0 million from October 15 to December 15 of each year for a term of three years. The amount that may be borrowed is also limited to the sum of (1) 85% of eligible accounts receivable, provided the dilution does not exceed 5.0% and after implementation of an 11.0% dilution reserve against loan availability during the season, and (2) 55% of eligible finished goods inventory, not to exceed $6.5 million during April through September, $3.25 million in October, $2.5 million in November, and $2.0 million in December. Although the credit facility provides that there cannot be advances against inventory during January through March of each year, CIT agreed to allow advances during that period in 1999. In order to obtain advances during that period from January through March of 1999, the Company agreed that the sub-limit during all periods would be subject to periodic renegotiations, and the sub-limit, as of July 22, 1999, was $4.5 million, subject to availability. The facility now provides for a maximum letter of credit subline of $8.0 million. The facility bears interest at the prime interest rate plus 1.5% and is collateralized by substantially all the assets of the Company. Additionally, the facility requires an annual facility fee of 0.5% due each anniversary of the execution of the credit facility and a monthly letter of credit fee of 1.5% per annum of the face amount of any standby and documentary letters of credit.

    The CIT line of credit is subject to cancellation in the event of enumerated events of default, one or more of which may have already occurred by reason of the following:

    - if the existing financial condition of the Company and its subsidiaries is deemed to constitute insolvency;

    - failure of the Company to remain in technical compliance with the inventory collateral sublimit set forth in the CIT agreement;

    - possible delinquency in the delivery of financial and other reports required to be delivered to CIT;

    - default under the CIT agreement by reason of the Company's recent sale and license-back of its Smiley-related trademarks without the CIT's prior approval;

    - default in the payment of amounts currently owing to Advantage Fund II Ltd., under the Loan and Security Agreement dated February 19, 1999 and related instruments, which constitutes a cross default under the CIT agreement;

    - delinquencies in the payment of amounts currently owing to vendors, legal and financial advisors and others; and

    - default of specific monthly payment obligations currently due for professional snowboard athlete services.

    As described below, CIT has agreed with K2 in connection with the contemplated merger transaction not to exercise its default rights with respect to these enumerated existing events of default for so long as the merger agreement remains in effect, but in no event past December 1, 1999. In the event of subsequent defaults under the CIT line of credit, however, CIT would have the right to refuse future borrowings by the Company and to declare all then existing indebtedness due and payable.

    On August 31, 1998, the Company entered into a consent, reaffirmation, and release agreement with US Bank under which the Company retained a $3.0 million credit facility with that institution. The US

Bank facility bears interest at prime rate plus 1.5% per year until February 28, 1999 and prime rate plus 2.0% per year from March 1, 1999 through and including the date the Company repays the principal amount owed, is subordinated to the CIT credit line, and is secured by promissory notes with a principal amount of $1.4 million, as of July 22, 1999, from Global Sports, Inc. Additionally, the facility is secured by the personal guarantee of one of the Company's outside directors, including specific real property owned by that director. All indebtedness due under the US Bank facility is due and payable August 30, 1999. The Company was required to make quarterly principal payments under the US Bank facility of $100,000, beginning with a payment due on April 10, 1999. The Company failed to make payments due on April 10, 1999 and July 10, 1999, and therefore was in default of the US Bank facility. The overdue principal amounts were repaid on July 27, 1999 utilizing a portion of the proceeds from the $2.0 million loan from K2.

    By the terms of a loan and security agreement and related instruments, dated February 19, 1999, by and between the Company and the holder of the Company's series B 5% cumulative preferred stock, Advantage, the remaining 1,500 shares of the series B 5% cumulative preferred stock of the Company issued to Advantage were converted to debt in the form of a promissory note in the amount of $1.725 million. The note bears interest at the rate of 10% per year, payable on each March 31, June 30, September 30 and December 31, and the principal amount and all accrued interest was due and payable in full on June 30, 1999. The note is secured by a security interest in the Company's assets subordinate to the outstanding security interests of the Company's senior secured creditors. The note has a default interest rate of eighteen percent per year. The Company was unable to repay this indebtedness when due, and is currently in default. Pursuant to an agreement negotiated with Advantage, dated July 22, 1999, the deadline for payment of the principal and accrued interest was extended to the earlier of the closing of the merger or December 1, 1999.

    In connection with the merger agreement, CIT entered into a forbearance agreement with K2 by which CIT agreed to forbear from exercising its default rights under the CIT Loan and Security Agreement with respect to existing events of default enumerated in the agreement. The forbearance agreement will remain in effect so long as the merger agreement remains in full force and effect, but in no event past December 1, 1999. Under the terms of intercreditor agreements among CIT, US Bank and Advantage, US Bank and Advantage have, with limited exceptions, agreed that they may not take steps to foreclose on assets of the Company until all indebtedness to CIT has been paid. Accordingly, US Bank and Advantage are, for all practical purposes, precluded from exercising their default rights and remedies. However, in the event of further defaults under the CIT loan and security agreement, or termination of the merger agreement for any reason, CIT would have the right to refuse all further loans to the Company and all of CIT, US Bank and Advantage would have the right to demand immediate payment of the debts owing to them, although US Bank and Advantage would be precluded under the intercreditor agreements from taking any collection actions against the Company until all amounts owed to CIT were paid in full.

    Any such event would have a material adverse effect on the Company, and would entitle K2 under the merger agreement to decline to proceed with the merger. In addition, if the merger is rejected or otherwise is not completed, regardless of whether any new defaults arise, the entire debt to CIT will be immediately due and payable. CIT will again be free to exercise default remedies with respect to past defaults. If the Company is not otherwise able to raise sufficient capital in order to continue its current operations, the Company may be unable to meet its obligations under the CIT line of credit or to provide sufficient evidence of financial stability to cause CIT to continue to refrain from exercising default remedies. As a result, the Company might be unable to continue as a going concern, and it would then be necessary to consider other more drastic strategic alternatives, such as substantially curtailing the Company's operations or seeking protection from its creditors under the bankruptcy laws.

    As the result of the foregoing, absent completion of the merger, the agreement of the Company's lenders to extensions of existing debt, or an alternative transaction acceptable to the Company lenders, the Company's ability to continue in business as a going concern is highly uncertain.

    There was a net cash surplus of $0.5 million in investing activities in 1999 versus $(0.8) million used in 1998. The 1999 amount included approximately $1.8 million cash proceeds from notes receivable and the sale of SMP offset by capital expenditures of $1.4 million.

    Net cash provided by financing activities totaled $3.2 million in 1999 compared with $2.3 million in 1998. In both years the financing was primarily provided by net advances on the Company's line of credit.

YEAR 2000

    The "year 2000 problem" is the result of computer programs being written using two digits rather than four to define the applicable year. Software programs and systems that have date-sensitive features may recognize a date using "00" as the year 1900 instead of the year 2000. Ride has assessed its year 2000 needs and has purchased and installed year 2000-compliant software in all its known non-compliant hardware and software systems. The cost of the purchase and installation of the year 2000-compliant software is anticipated to exceed $250,000. Ride is in the process of reviewing with each of its material suppliers, service providers and customers the steps each is taking to insure their respective computer systems are presently or will be year 2000-compliant in a timely fashion. Ride's shipper has confirmed to Ride it has installed year 2000-compliant software in all of its material systems. There can be no assurance the computer systems of third parties on whose commercial efforts Ride directly or indirectly relies, will be year 2000-compliant in a timely fashion. Because Ride has not completed its review of its material third party suppliers, service providers and customers, it has not created a contingency plan setting forth what steps will be taken if these third parties are not year 2000 compliant by December 31, 1999. Based on information received from its third party vendors, service providers and customers, Ride intends to have a contingency plan in place by October 1999. The failure of third parties to be year 2000 compliant could cause material delays in the design, manufacture and shipment of products, delay in payment for products, and delay in the availability of credit or funds necessary to operate the business of Ride. The failure of Ride's or one or more third-party's computer systems as a result of year 2000 non-compliance may have a material adverse effect on Ride's business and results of operations.

MARKET RISK

    Ride's Ride Canada subsidiary operates and maintains its accounting records using the Canadian dollar as its functional currency. In accordance with generally accepted accounting principles, upon consolidation the assets, liabilities, revenues and expenses of this subsidiary are translated into U.S. dollars at the appropriate exchange rate prevailing during the period and are therefore subject to fluctuations in the exchange rates between the Canadian dollar and the U.S. dollar.

    Ride purchases some raw materials from foreign suppliers with payments denominated in foreign currencies. Accordingly, Ride may face exposure to gains and losses from currency fluctuations. In addition, during the contractual periods, Ride is exposed to certain losses in the event of nonperformance by the counterparties to the forward contracts. At December 31, 1997, June 30, 1998 and June 30, 1999, Ride did not have any open forward contracts.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
  Ride, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheet of Ride, Inc. and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ride, Inc. and Subsidiaries as of June 30, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

    We have also audited Schedule II of Ride, Inc. and Subsidiaries for the year ended June 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of approximately $12.3 million during the year ended June 30, 1999, and, as of that date, the Company has negative working capital of approximately $6.9 million. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          GRANT THORNTON LLP

Seattle, Washington
September 27, 1999

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Ride, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of Ride, Inc. and subsidiaries as of December 31, 1997 and June 30, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997 and the six months ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ride, Inc. and subsidiaries at December 31, 1997 and June 30, 1998 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 and for the six months ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred significant operating losses and negative cash flows from operations for the year ended December 31, 1997, and for the six months ended June 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

Seattle, Washington
September 11, 1998

                                   RIDE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                              DECEMBER 31,  JUNE 30,   JUNE 30,
                                                                                  1997        1998       1999
                                                                              ------------  ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................................   $    1,332   $     165  $      --
  Accounts receivable, less allowance for doubtful Accounts of $925 in 1997,
    $981 in 1998, and $1,854 in 1999........................................       12,588       4,487      4,832
  Inventories...............................................................        6,564       9,752      9,159
  Prepaid expenses and other current assets.................................          728         887        333
  Income taxes receivable...................................................        1,569       1,571         27
                                                                              ------------  ---------  ---------
Total current assets........................................................       22,781      16,862     14,351
Plant and equipment, net....................................................        5,670       5,792      4,376
Notes receivable............................................................        1,600       1,400      1,643
Goodwill, net of accumulated amortization of $842 in 1997, $1,044 in 1998,
  and $1,549 in 1999........................................................        9,358       9,205      6,275
Other assets................................................................        1,201       1,345        765
                                                                              ------------  ---------  ---------
Total assets................................................................   $   40,610   $  34,604  $  27,410
                                                                              ------------  ---------  ---------
                                                                              ------------  ---------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank overdraft............................................................   $       --   $      --  $     540
  Accounts payable..........................................................        3,719       5,918      7,246
  Accrued expenses and other current liabilities............................        1,555       2,911      3,428
  Short-term borrowings.....................................................        1,995       5,236     10,040
  Notes payable.............................................................          689         308         --
                                                                              ------------  ---------  ---------
Total current liabilities...................................................        7,958      14,373     21,254
Other long-term liabilities.................................................        1,582         979        710
Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock, no par value, 10,000 shares authorized Series
    A: 100 shares issued and outstanding
      Aggregate liquidation preference of $500..............................          500         500        500
    Series B: 3 shares 1997, and 2 shares in 1998 issued and outstanding
      Aggregate liquidation preference of $3,000............................        2,841       2,332         --
  Common stock, no par value, 40,000 shares authorized with 12,092 in 1997,
    12,619 in 1998, and 14,301 in 1999 issued and outstanding,
    respectively............................................................       42,393      43,257     44,129
  Accumulated other comprehensive loss......................................         (125)       (163)      (110)
  Accumulated deficit.......................................................      (14,539)    (26,674)   (39,073)
                                                                              ------------  ---------  ---------
    Total shareholders' equity..............................................       31,070      19,252      5,446
                                                                              ------------  ---------  ---------
Total liabilities and shareholders' equity..................................   $   40,610   $  34,604  $  27,410
                                                                              ------------  ---------  ---------
                                                                              ------------  ---------  ---------

                            See accompanying notes.

                                   RIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           SIX MONTHS
                                                                YEAR ENDED    YEAR ENDED     ENDED     YEAR ENDED
                                                               DECEMBER 31,  DECEMBER 31,   JUNE 30,    JUNE 30,
                                                                   1996          1997         1998        1999
                                                               ------------  ------------  ----------  ----------
Net sales....................................................   $   75,728    $   36,475   $    7,279  $   39,712
Cost of goods sold...........................................       61,641        26,656        8,287      31,680
                                                               ------------  ------------  ----------  ----------
Gross profit (loss)..........................................       14,087         9,819       (1,008)      8,032
Selling, general and administrative expenses.................       20,487        18,278       10,735      17,529
Loss on impairment of goodwill...............................           --         8,600           --       2,157
Restructuring charges........................................        2,500            --           --          --
                                                               ------------  ------------  ----------  ----------
Operating expenses...........................................       22,987        26,878       10,735      19,686
                                                               ------------  ------------  ----------  ----------
Operating loss...............................................       (8,900)      (17,059)     (11,743)    (11,654)
Interest expense.............................................         (268)         (426)        (147)     (1,129)
Interest income..............................................          333           195          117         113
Other expense, net...........................................           --            --           --        (317)
Gain on sale of subsidiary                                             482            --           --         680
                                                               ------------  ------------  ----------  ----------
Loss before income taxes.....................................       (8,353)      (17,290)     (11,773)    (12,307)
Income tax benefit...........................................       (2,863)         (595)          --          --
                                                               ------------  ------------  ----------  ----------
Net loss.....................................................   $   (5,490)   $  (16,695)  $  (11,773) $  (12,307)
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------
Net loss per share:
  Basic......................................................   $    (0.52)   $    (1.51)  $    (0.99) $    (0.92)
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------
  Diluted....................................................   $    (0.52)   $    (1.51)  $    (0.99) $    (0.92)
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------
Share used in the computation of net loss:
  Basic......................................................       10,614        11,128       12,261      13,390
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------
  Diluted....................................................       10,614        11,128       12,261      13,390
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------

                            See accompanying notes.

                                   RIDE, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                  PREFERRED STOCK
                                     -----------------------------------------
                                           SERIES A              SERIES B            COMMON STOCK
                                     ---------------------   -----------------   ---------------------
                                      SHARES      AMOUNT     SHARES   AMOUNT      SHARES      AMOUNT
                                     ---------   ---------   -----   ---------   ---------   ---------
Balances at January 1, 1996........       100      $  500      --          --      10,518      $38,244
  Net loss for the year............
  Preferred stock dividends........
  Stock option exercises...........                                                   231       1,258
  Issuance of common stock under
    employee stock purchase plan...                                                    11          81
                                          ---    ---------   -----   ---------   ---------   ---------
Balances at December 31, 1996......       100         500      --          --      10,760      39,583
  Net loss for the year............
  Preferred stock dividends........                                        30
  Stock option exercises...........                                                    98         307
  Issuance of common stock under
    employee stock purchase plan...                                                    24          53
  Issuance of preferred stock, net
    of offering costs..............                             3       2,811
  Common stock issued in
    acquisitions...................                                                 1,210       2,450
  Foreign currency translation
    loss...........................
                                          ---    ---------   -----   ---------   ---------   ---------
Balances at December 31, 1997......       100         500       3       2,841      12,092      42,393
  Net loss for the period..........
  Preferred stock dividends........                                       270          41          75
  Conversion of preferred stock....                            (1)       (779)        442         734
  Other common stock issued........                                                    35          42
  Issuance of common stock under
    employee stock purchase plan...                                                     9          13
  Accrue class action settlement...
  Foreign currency translation
    loss...........................
                                          ---    ---------   -----   ---------   ---------   ---------
Balances at June 30, 1998..........       100         500       2       2,332      12,619      43,257
  Net loss for the period..........
  Preferred stock dividends........                                                    76          55
  Conversion of preferred stock....                                      (804)      1,603         806
  Conversion of preferred to note
    payable........................                            (2)     (1,528)
  Issuance of common stock under
    employee stock purchase plan...                                                    13          11
  Foreign currency translation
    loss...........................
                                          ---    ---------   -----   ---------   ---------   ---------
Balances at June 30, 1999..........       100      $  500       0      $    0      14,311      $44,129
                                          ---    ---------   -----   ---------   ---------   ---------
                                          ---    ---------   -----   ---------   ---------   ---------


                                       CUMULATIVE
                                       TRANSLATION      ACCUMULATED
                                       ADJUSTMENT         DEFICIT        TOTAL
                                     ---------------   -------------   ---------
Balances at January 1, 1996........              --      $    7,751      $46,495
  Net loss for the year............                          (5,490)      (5,490)
  Preferred stock dividends........                             (35)         (35)
  Stock option exercises...........                                        1,258
  Issuance of common stock under
    employee stock purchase plan...                                           81
                                              -----    -------------   ---------
Balances at December 31, 1996......              --           2,226       42,309
  Net loss for the year............                         (16,695)     (16,695)
  Preferred stock dividends........                             (70)         (40)
  Stock option exercises...........                                          307
  Issuance of common stock under
    employee stock purchase plan...                                           53
  Issuance of preferred stock, net
    of offering costs..............                                        2,811
  Common stock issued in
    acquisitions...................                                        2,450
  Foreign currency translation
    loss...........................            (125)                        (125)
                                              -----    -------------   ---------
Balances at December 31, 1997......            (125)        (14,539)      31,070
  Net loss for the period..........                         (11,773)     (11,773)
  Preferred stock dividends........                            (362)         (17)
  Conversion of preferred stock....                                          (45)
  Other common stock issued........                                           42
  Issuance of common stock under
    employee stock purchase plan...                                           13
  Accrue class action settlement...
  Foreign currency translation
    loss...........................             (38)                         (38)
                                              -----    -------------   ---------
Balances at June 30, 1998..........            (163)        (26,674)      19,252
  Net loss for the period..........                         (12,307)     (12,307)
  Preferred stock dividends........                             (90)         (35)
  Conversion of preferred stock....                              (2)
  Conversion of preferred to note
    payable........................                                       (1,528)
  Issuance of common stock under
    employee stock purchase plan...                                           11
  Foreign currency translation
    loss...........................              53                           53
                                              -----    -------------   ---------
Balances at June 30, 1999..........    $       (110)     $  (39,073)     $ 5,446
                                              -----    -------------   ---------
                                              -----    -------------   ---------

                            See accompanying notes.

                                   RIDE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED     YEAR ENDED      SIX MONTHS    YEAR ENDED
                                                                 DECEMBER 31,   DECEMBER 31,   ENDED JUNE 30,    JUNE 30
                                                                     1996           1997            1998          1999
                                                                 -------------  -------------  --------------  -----------
OPERATING ACTIVITIES
  Reconciliation of net income to net cash provided by
    (used in) operations:
Net income (loss)..............................................    $  (5,490)     $ (16,695)     $  (11,773)    $ (12,307)
Depreciation...................................................        1,288          1,560             616         1,380
Amortization...................................................          421            453             227           501
Deferred income tax (benefit) expense..........................         (876)         1,088              --            --
Loss on impairment.............................................           --          8,600              --         2,157
Loss on write-down of fixed assets.............................           --             --              --         1,107
Loss on write-down of trademarks...............................           --             --              --           191
Non-cash restructuring charges.................................        2,397             --              --            --
Gain on sale of subsidiary.....................................         (482)            --              --          (680)
Amortization of discount on notes receivable...................          (34)          (116)             --            --
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivables..................         (637)         2,689           8,101          (345)
  (Increase) decrease in inventories...........................       (1,577)           308          (3,188)          145
  (Increase) decrease in prepaid expenses......................          294           (227)           (159)          491
  (Increase) decrease in income taxes receivable...............       (2,894)         1,267              --         1,544
  Increase (decrease) in accounts payable......................       (3,065)        (1,652)          2,199         1,328
  Increase (decrease) in accrued expenses and other current
    liabilities................................................         (102)        (1,247)          1,354           569
                                                                 -------------  -------------  --------------  -----------
Net cash used in operating activities..........................      (10,757)        (3,972)         (2,623)       (3,919)
INVESTING ACTIVITIES
Purchases of plant and equipment...............................       (5,364)          (753)           (738)       (1,381)
Acquisitions, net of cash acquired.............................           --         (1,979)             --            --
Sales of (purchases) of securities available-for-sale..........        3,840             --              --            --
Proceeds from sale of subsidiary, net of costs.................          884             --              --           250
Cash received from note receivable.............................           --             --             200         1,512
Increase in other assets.......................................         (532)          (223)           (280)          158
                                                                 -------------  -------------  --------------  -----------
Net cash provided by (used in) investing activities............       (1,172)        (2,955)           (818)          539
FINANCING ACTIVITIES
Net advances on line of credit.................................           --          1,995           2,552         2,968
Bank overdraft.................................................           --             --              --           540
Net proceeds from sale of preferred stock......................           --          2,811             (45)           --
Proceeds from exercise of common stock options.................        1,087            307              --            --
Proceeds from Employee Stock Purchase Plan.....................           81             53              13            11
Proceeds from long-term borrowings.............................          750             --              --            --
Repayments of notes payable and long-term borrowings...........         (993)           (99)           (229)         (269)
Dividends paid.................................................          (35)           (40)            (17)          (35)
                                                                 -------------  -------------  --------------  -----------
Net cash provided by financing activities......................          890          5,027           2,274         3,215
                                                                 -------------  -------------  --------------  -----------
Net increase (decrease) in cash and cash equivalents...........      (11,039)        (1,900)         (1,167)         (165)
Cash at beginning of period....................................       14,271          3,232           1,332           165
                                                                 -------------  -------------  --------------  -----------
Cash at end of period..........................................    $   3,232      $   1,332      $      165     $       0
                                                                 -------------  -------------  --------------  -----------
                                                                 -------------  -------------  --------------  -----------
SUPPLEMENTAL DISCLOSURE
Cash paid for interest.........................................    $     275      $     414      $      123     $   1,129
Cash paid (received) for income taxes..........................    $     910      $      68      $       --     $  (1,418)
NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock and notes payable issued in acquisitions..........    $      --      $   2,450      $       --     $      --
Issuance of Common stock to retire note payable................    $      --      $      --      $       66     $      --
Conversion of Series B Preferred to note payable...............                                                 $   1,725

                            See accompanying notes.

                                   RIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

1.  SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    The consolidated financial statements include the accounts of Ride, Inc. ("Ride" or the "Company") and its subsidiaries: Ride Snowboard Company ("Ride Snowboards"), Ride Manufacturing, Inc. ("Ride Manufacturing"), Ride Canada, Inc. ("Ride Canada"), SMP Clothing, Inc. ("SMP"), Smiley Hats, Inc. ("Smiley") and Carve, Inc. ("US2"). The Company was founded in September 1992 and acquired C.A.S. Sports International, Inc. and C.A.S. Sports Agency, Inc. (collectively, "CAS") in August 1994, Ride Manufacturing in September 1995 and SMP in October 1995. The Company also acquired 5150 Snowboards, Inc. ("5150") in September 1995 and later merged 5150 with and into Ride Snowboards. In October 1996, the Company transferred substantially all of the Canada-based operating assets and liabilities of CAS (other than fixed assets) into Ride Canada, a newly formed corporation, and all of the US-based operating assets and liabilities of CAS into Ride Snowboards, and sold the CAS entities. In June 1997, the Company acquired substantially all of the assets and liabilities of Device Mfg Corp. and transferred those assets and liabilities to Ride Snowboards. In July 1997, the Company's newly formed Smiley subsidiary acquired substantially all of the assets of Galena Creek Trading Corp. In December 1997, the Company acquired US2 Sports Group Inc. through a merger of that company with and into Carve, Inc., a newly formed corporation. In November 1998, the Company sold substantially all of the assets of its San Diego, California-based SMP Clothing, Inc. subsidiary to SMP's Australian licensee. As part of the transaction, the Company retained certain SMP liabilities as well as SMP's accounts receivable. The results of operations of these acquired subsidiaries are included in the Company's financial statements from their respective dates of acquisition through their applicable dates of disposition. See Notes 4 and 5.

    Ride Snowboards sells premium to mid-range snowboards and related products primarily through specialty snowboard and ski shops. Ride Manufacturing is a manufacturer of premium snowboards which are produced principally for Ride Snowboards. Ride Manufacturing also produces a limited number of snowboards for other snowboard companies on an OEM basis. Prior to its November 1998 sale, SMP designed and manufactured snowboard, surf, skate, motocross and street apparel which were sold primarily through specialty shops. Ride Canada acts as the Company's Canadian distributor for the Company's branded products. Smiley designs and manufactures premium head and neck wear for the winter sports industry and is sold through specialty shops. In fiscal year 1999, US2 designed, manufactured and distributed wakeboards, wakeboard bindings and accessories under the "FullTilt" and "Sub Rosa" brand names through marine and specialty retailers. Until its disposition in October 1996, CAS marketed entry-level snowboards and related products under various brand names and on a private label basis primarily to regional sporting goods stores and large-format sporting goods retailers. In addition, CAS sold snowboards and related products on an OEM basis to other snowboard companies and bought excess snowboard and sporting goods inventories from manufacturers and sold such products to retailers throughout the world. The OEM and excess inventory portions of the CAS business were sold in October 1996 (see Note 5) while the branded and private label portions of the business were retained by the Company.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

                                   RIDE, INC.

                                 JUNE 30, 1999

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

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

    The Company enters into foreign currency forward contracts, generally with terms of 270 days or less, as a hedge against some of its foreign currency commitments. Offsetting gains and losses on these contracts are recognized concurrently with the exchange gains and losses stemming from the associated commitments. During the contractual periods, the Company is exposed to certain losses in the event of nonperformance by the counterparties to the forward contracts. At June 30, 1999, the Company did not have any open forward contracts.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

    Inventories are carried at the lower of cost or market using the first-in, first-out method.

PLANT AND EQUIPMENT

    Plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to ten years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the related lease. Snowboard, snowboard binding, and snowboard boot molds are amortized to cost of goods sold over one to three years based on the number of related snowboards, bindings, and boots sold.

                                   RIDE, INC.

                                 JUNE 30, 1999

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL

    Goodwill is being amortized over 15 to 40 years using the straight-line method. The Company periodically reviews the carrying value of goodwill to determine if the facts and circumstances suggest that the value may be impaired.

REVENUE RECOGNITION

    The Company recognizes revenue from the sale of its products when the products are shipped to customers.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to expense as incurred and totaled approximately $417,000 in 1996, $338,000 in 1997, $180,000 for the six
months ended June 30, 1998, and $200,000 in the year ended June 30, 1999.

ADVERTISING COSTS

    The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense totaled $847,000 in 1996, $1,090,000 in 1997, $596,000 for the six months ended June 30, 1998, and
$1,070,000 in the year ended June 30, 1999.

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

NET LOSS PER SHARE

    Basic earnings per share is computed by dividing net loss by the average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the average number of common and dilutive common equivalent shares outstanding during the period.

                                   RIDE, INC.

                                 JUNE 30, 1999

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK BASED COMPENSATION

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

COMPREHENSIVE INCOME

    As of January 1, 1998 the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. The Company's total comprehensive loss for the years ended December 31, 1996, 1997, the six months ended June 30, 1998, and the year ended June 30, 1999 was $5,490,000, $16,820,000, $11,811,000, and $12,360,000, respectively.

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

3.  GOING CONCERN

    The company incurred a net loss of $12,307,000 during the year ended June 30, 1999, and, as of that date, the Company has a negative working capital of $6,903,000. The Company's present financial condition has resulted in the Company being in default of loan agreements. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's improving its overall level of profitability and its ability to successfully cure its loan defaults. In addition, the success of the Company could also, among other things, require obtaining additional financing or capital infusions. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   RIDE, INC.

                                 JUNE 30, 1999

3.  GOING CONCERN (CONTINUED)
    On July 23, 1999 the Company entered into an Amended and Restated Agreement and Plan of Merger with K2, Inc. (K2), pursuant to which the Company will become a wholly owned subsidiary of K2. Additional interim financing in the amount of $2.0 million was obtained from K2 in connection with the contemplated merger transaction between the Company and K2, as more fully discussed in Note 19.

    In connection with the merger agreement, CIT Group/Credit Finance, Inc.
(CIT) entered into a forbearance agreement with K2 by which CIT agreed to forbear from exercising its default rights under the CIT Loan and Security Agreement with respect to existing events of default enumerated in the agreement. The forbearance agreement will remain in effect so long as the merger agreement remains in full force and effect, but in no event past December 1, 1999. Under the terms of intercreditor agreements among CIT, US Bank and Advantage, US Bank and Advantage have, with limited exceptions, agreed that they will not take steps to foreclose on assets of the Company until all indebtedness to CIT has been paid. Accordingly, US Bank and Advantage are, for all practical purposes, precluded from exercising their default rights and remedies. However, in the event of further defaults under the CIT loan and security agreement, or termination of the merger agreement for any reason, CIT would have the right to refuse all further loans to the Company and all of CIT, US Bank and Advantage would have the right to demand immediate payment of the debts owing to them, although US Bank and Advantage would be precluded under the intercreditor agreements from taking any collection actions against the Company until all amounts owed to CIT were paid in full.

    Any such event would have a material adverse effect on the Company, and would entitle K2 under the merger agreement to decline to proceed with the merger. In addition, if the merger is rejected or otherwise is not completed, regardless of whether any new defaults arise, the entire debt to CIT will be immediately due and payable. CIT will again be free to exercise default remedies with respect to past defaults. If the Company is not otherwise able to raise sufficient capital in order to continue its current operations, the Company may be unable to meet its obligations under the CIT line of credit or to provide sufficient evidence of financial stability to cause CIT to continue to refrain from exercising default remedies. As a result, the Company might be unable to continue as a going concern, and it would then be necessary to consider other more drastic strategic alternatives, such as substantially curtailing the Company's operations or seeking protection from its creditors under the bankruptcy laws.

4.  ACQUISITIONS

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

SMILEY HATS

    On July 22, 1997, the Company purchased substantially all of the assets of Galena Creek Trading Company, Inc. (d.b.a. Smiley Hats), a manufacturer of winter hats based in Sparks, Nevada. The purchase

                                   RIDE, INC.

                                 JUNE 30, 1999

4.  ACQUISITIONS (CONTINUED)
price was comprised of approximately $550,000 in cash and 320,000 shares of Common Stock valued at $750,000. Galena Creek Trading Company was majority owned and controlled by the Company's then Chief Executive Officer. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value of the assets acquired allocated primarily to goodwill.

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

5.  IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, the Company periodically reviews the events and circumstances affecting its operations for indications that the Company's long-lived assets might be impaired.

    During the year ended June 30, 1999, the Company made the decision to suspend production of its wakeboard line. As a result, the goodwill associated with the purchase of US2 Sports Group, Inc. totalling $2.157 million was written off.

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

                                   RIDE, INC.

                                 JUNE 30, 1999

6.  DISPOSITION

    On October 11, 1996, the Company sold the stock of CAS to two former Company executives and a number of CAS employees. The $3.0 million sales price was comprised of $1,000,000 in cash and short-term notes and $2.0 million in long-term notes. The Company recognized a pre-tax gain of $482,000 in connection with this sale.

    The long-term notes are secured by the stock of the sold corporations and bear interest at prime. Principal payments of $100,000 plus interest are due quarterly through September 2002. The balance outstanding on the note at June 30, 1999 was $1.5 million. The $500,000 current portion of the notes due in fiscal year 2000 is included in Accounts Receivable.

    In May 1998, Gen-X was sold to Global Sports, Inc. (GSI) and the notes payable to Ride were assumed by GSI. GSI, a publicly held company, designs and markets branded footwear and distributes off-priced athletic sporting goods. Realization of the Company's $1.5 million Notes receivable is dependent on GSI's successful conduct of future operations. The eventual outcome of these matters cannot be determined at this time.

    Effective November 2, 1998, the Company sold the operating assets and inventory of its Chula Vista, California-based, subsidiary SMP Clothing, Inc. to SMP's Australian licensee for the sum of $2,081,412. The purchase price consists of a cash payment of $250,000 and promissory notes for the balance due on or before March 31, 1999 (extended to September 30, 1999 by agreement of the parties) of which balance, approximately $639,000 remains due and payable as of June 30, 1999. The notes are secured by a first position in the assets being sold. As part of the transaction, Ride retains SMP's current liabilities and accounts receivable which as of June 30, 1999 totaled approximately $377,000 and $80,000, respectively.

7.  RESTRUCTURING AND INVENTORY WRITE-DOWN

    On December 12, 1996 the Company's Board of Directors approved a plan to writedown excess inventories and restructure the Company's manufacturing operations. Due to canceled commitments from the Company's principal Japanese distributor and an oversupply of snowboards from other manufacturers, the Company recognized a $6.5 million write-down of its inventories. This amount has been included in cost of sales for the year ended December 31, 1996. In addition, the Company recognized a $2.5 million restructuring charge in connection with moving the Company's binding production offshore and the withdrawal of snowboard production from two outside snowboard manufacturers used in 1996. The primary components of this charge were write-offs of abandoned equipment, tooling and leasehold improvements, cancellation fees paid to U.S. vendors and future lease costs. The Company anticipates future cash outlays will not exceed the $70,000 included in other long-term liabilities for future minimum lease payments and will be funded through normal operating cash flows.

                                   RIDE, INC.

                                 JUNE 30, 1999

8.  INVENTORIES

    Inventories consisted of the following:

                                                             DECEMBER 31,    JUNE 30,     JUNE 30,
                                                                 1997          1998         1999
                                                             -------------  -----------  -----------
                                                                         (IN THOUSANDS)
Finished goods.............................................    $   6,186     $   8,283    $   8,969
Work in process............................................          228           491           74
Raw materials and supplies.................................        2,189         2,425        1,466
Obsolescence reserve.......................................       (2,039)       (1,447)      (1,350)
                                                                  ------    -----------  -----------
                                                               $   6,564     $   9,752    $   9,159
                                                                  ------    -----------  -----------
                                                                  ------    -----------  -----------

9.  PLANT AND EQUIPMENT

    Plant and equipment consisted of the following:

                                                            DECEMBER 31,  JUNE 30,   JUNE 30,
                                                                1997        1998       1999
                                                            ------------  ---------  ---------
                                                                      (IN THOUSANDS)
Office equipment..........................................   $    1,609   $   1,828  $   2,127
Production equipment and tooling..........................        3,147       3,413      3,105
Leasehold improvements....................................        2,211       2,264      2,247
Vehicles and other........................................          753         831        899
Construction in process...................................          205         327         --
                                                            ------------  ---------  ---------
                                                                  7,925       8,663      8,378
Accumulated depreciation..................................       (2,255)     (2,871)    (4,002)
                                                            ------------  ---------  ---------
                                                             $    5,670   $   5,792  $   4,376
                                                            ------------  ---------  ---------
                                                            ------------  ---------  ---------

10.  SHORT TERM BORROWINGS

    On August 31, 1998, the Company entered into a loan and security agreement with CIT, which replaced the Company's prior credit facility. The Company's line of credit under the new facility is up to $15.0 million, to be increased to $17.0 million from October 15 to December 15 of each year for a term of three years. The amount that may be borrowed is also limited to the sum of (1) 85% of eligible accounts receivable, provided the dilution does not exceed 5.0% and after implementation of an 11.0% dilution reserve against loan availability during the season, and (2) 55% of eligible finished goods inventory, not to exceed $6.5 million during April through September, $3.25 million in October, $2.5 million in November, and $2.0 million in December. Although the credit facility provides that there cannot be advances against inventory during January through March of each year, CIT agreed to allow advances during that period in 1999. In order to obtain advances during that period from January through March of 1999, the Company agreed that the sub-limit during all periods would be subject to periodic renegotiations, and the sub-limit, as of July 22, 1999, was $4.5 million, subject to availability. The facility now provides for a maximum letter of credit subline of $8.0 million. The facility bears interest at the prime interest rate plus 1.5% and is collateralized by substantially all the assets of the Company. Additionally, the facility requires an annual

                                   RIDE, INC.

                                 JUNE 30, 1999

10.  SHORT TERM BORROWINGS (CONTINUED)
facility fee of 0.5% due each anniversary of the execution of the credit facility and a monthly letter of credit fee of 1.5% per annum of the face amount of any standby and documentary letters of credit. The outstanding debt balance with CIT was $4,898,167 at June 30, 1999.

    On August 31, 1998, the Company entered into a consent, reaffirmation, and release agreement with US Bank under which the Company retained a $3.0 million credit facility with that institution. At June 30, 1999 the balance under this agreement totalled $2,934,165. The US Bank facility bears interest at prime rate plus 1.5% per year until February 28, 1999 and prime rate plus 2.0% per year from March 1, 1999 through and including the date the Company repays the principal amount owed, is subordinated to the CIT credit line, and is secured by promissory notes with a principal amount of $1.4 million, as of July 22, 1999, from Global Sports, Inc. Additionally, the facility is secured by the personal guarantee of one of the Company's outside directors, including specific real property owned by that director. All indebtedness due under the US Bank facility is due and payable August 30, 1999, which has been extended to the earlier of the closing of the merger or December 1, 1999. The Company was required to make quarterly principal payments under the US Bank facility of $100,000, beginning with a payment due on April 10, 1999. The Company failed to make payments due on April 10, 1999 and July 10, 1999, and therefore was in default of the US Bank facility. The overdue principal amounts were repaid on July 27, 1999 utilizing a portion of the proceeds from the $2.0 million loan from K2.

    By the terms of a loan and security agreement and related instruments, dated February 19, 1999, by and between the Company and the holder of the Company's series B 5% cumulative preferred stock, Advantage, the remaining 1,500 shares of the series B 5% cumulative preferred stock of the Company issued to Advantage were converted to debt in the form of a promissory note in the amount of $1.725 million. The note bears interest at the rate of 10% per year, payable on each March 31, June 30, September 30 and December 31, and the principal amount and all accrued interest was due and payable in full on June 30, 1999. The note is secured by a security interest in the Company's assets subordinate to the outstanding security interests of the Company's senior secured creditors. The note has a default interest rate of eighteen percent per year. The Company was unable to repay this indebtedness when due, and is currently in default. Pursuant to an agreement negotiated with Advantage, dated July 22, 1999, the deadline for payment of the principal and accrued interest was extended to the earlier of the closing of the merger or December 1, 1999.

    During 1996, the Company's landlord loaned the Company $750,000 to fund a portion of the expansion and improvement of the Company's Preston, Washington office and warehouse facilities. The loan has an effective interest rate of approximately 3% and is due in monthly payments of principal and interest of $9,100 through December 2003. The total amount owed at June 30, 1999 was $459,000.

                                   RIDE, INC.

                                 JUNE 30, 1999

11.  INCOME TAXES

    Deferred tax assets and (liabilities) consisted of the following:

                                                           DECEMBER 31,  JUNE 30,    JUNE 30,
                                                               1997        1998        1999
                                                           ------------  ---------  ----------
                                                                     (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards.......................   $    2,931   $   6,279  $   10,059
  Goodwill writedown.....................................        2,924       2,924       3,588
  Inventory reserves.....................................          641         929         571
  Allowance for bad debts................................          220         431         649
  Warranty reserves......................................           82          35          87
  Restructuring reserves.................................           68         152          40
  Other accruals.........................................          165         141         107
                                                           ------------  ---------  ----------
Total deferred tax assets................................        7,031      10,891      15,101
Less: Valuation allowance for deferred tax assets........       (6,646)    (10,158)    (14,170)
                                                           ------------  ---------  ----------
                                                                   385         733         931
Deferred tax liabilities:
  Depreciation and amortization..........................         (385)       (733)       (931)
                                                           ------------  ---------  ----------
Total deferred tax liabilities...........................         (385)       (733)       (931)
                                                           ------------  ---------  ----------
  Net deferred tax assets................................   $       --   $      --  $       --
                                                           ------------  ---------  ----------
                                                           ------------  ---------  ----------

    At June 30, 1998, the Company had net operating loss carryforwards for income tax purposes of $29.3 million, which are available to offset future federal taxable income, if any. The federal operating loss carryforwards begin to expire in 2007 through 2019. Recognition of approximately $3.2 million of the Company's federal operating loss carryforwards may be limited pursuant to
Section 382 of the Internal Revenue Code. The valuation allowance was established for the deferred tax assets in excess of deferred tax liabilities.

                                   RIDE, INC.

                                 JUNE 30, 1999

11.  INCOME TAXES (CONTINUED)
    Significant components of the provision (benefit) for income taxes are as follows:

                                             YEAR ENDED DECEMBER
                                                     31,            SIX MONTHS        YEAR
                                             --------------------   ENDED JUNE        ENDED
                                               1996       1997       30, 1998     JUNE 30, 1999
                                             ---------  ---------  -------------  -------------
                                                               (IN THOUSANDS)
Current:
  Federal..................................  $  (1,713) $  (1,760)           --             --
  State....................................        106         --            --             --
  Canada...................................       (380)        77            --             --
                                             ---------  ---------  -------------  -------------
                                                (1,987)    (1,683)           --             --
                                             ---------  ---------  -------------  -------------
Deferred:
  Federal..................................       (928)       996            --             --
  State....................................         52        301            --             --
  Canada...................................         --       (209)           --             --
                                             ---------  ---------  -------------  -------------
                                                  (876)     1,088            --             --
                                             ---------  ---------  -------------  -------------
Total provision (benefit)..................  $  (2,863) $    (595)  $        --    $        --
                                             ---------  ---------  -------------  -------------
                                             ---------  ---------  -------------  -------------

The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                              YEAR ENDED DECEMBER 31,       SIX MONTHS         YEAR
                                                                               ENDED           ENDED
                                            ---------------------------      JUNE 30,        JUNE 30,
                                               1996            1997            1998            1999
                                            -----------     -----------     -----------     -----------
U.S. federal statutory tax rate.........        (34.0%)         (34.0%)         (34.0%)         (34.0%)
Change in tax rate resulting from:
  State income taxes, net of federal
    benefit.............................          1.2            (1.7)           --              --
  Foreign taxes.........................          0.5            (0.2)           --              (1.7)
  Nondeductible goodwill amortization...          0.3             0.1             0.2             0.2
  Benefit of foreign sales
    corporation.........................         (1.1)           --              --              --
  Valuation allowance...................         --              32.1            29.8            35.5
  Other.................................         (1.2)            0.3             4.0            --
                                              -----           -----           -----           -----
Effective tax rate......................        (34.3%)          (3.4%)          (0.0%)          (0.0%)
                                              -----           -----           -----           -----
                                              -----           -----           -----           -----

                                   RIDE, INC.

                                 JUNE 30, 1999

12. SHAREHOLDERS' EQUITY

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

    STOCK PURCHASE PLAN

    In 1995, the Company adopted an Employee Stock Purchase Plan which allows eligible employees to buy the Company's Common Stock at a 15% discount from market price utilizing payroll deductions. A total of 100,000 shares have been reserved for issuance under this Plan. During the years ended December 31, 1996, 1997, the six months ended June 30, 1998, and the year ended June 30, 1999, 11,123, 23,600, 8,690, and 12,907 shares of Common Stock were purchased by employees under this Plan, respectively. As of June 30, 1999, 40,285 shares were available for future sale under the Plan.

    WARRANTS

    At June 30, 1999, the Company had outstanding warrants entitling the holders to purchase 300,000 common stock shares at $1.25 per share.

13. STOCK-BASED COMPENSATION

    The Company adopted two stock option plans in 1994 that provide for the grant of incentive and nonqualified stock options to the Company's employees, officers, and directors. At June 30, 1999, the Company had 2,815,035 shares of Common Stock reserved for issuance pursuant to these plans. Options generally vest over a four-year period commencing one year from the date of grant.

    Pro forma information regarding net loss per share is required by FASB Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method

                                   RIDE, INC.

                                 JUNE 30, 1999

13. STOCK-BASED COMPENSATION (CONTINUED) of that Statement. The value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           1996       1997       1998     1999
                                                         ---------  ---------  ---------  -----
Expected dividend yield................................          0%         0%         0%    %0
Expected stock price volatility........................       48.5%      61.3%      64.9% 102.0%
Risk-free interest rate................................        6.1%       6.1%       5.8%   6.0%
Expected life of options in years......................        3.1        3.1        3.1    3.1

                                                                  JUNE 30
                                             DECEMBER 31,  ----------------------   JUNE 30
                                                 1996         1997        1998        1999
                                             ------------  ----------  ----------  ----------
Net loss--as reported......................   $   (5,490)  $  (16,695) $  (11,773) $  (12,307)
Net loss--pro forma........................   $   (6,731)  $  (17,586) $  (12,007) $  (12,806)

Diluted earnings per share--as reported....   $    (0.52)  $    (1.51) $    (0.99) $    (0.92)
Diluted earnings per share--pro forma......   $    (0.64)  $    (1.59) $    (1.01) $    (0.96)

    A summary of options granted and outstanding are as follows (in thousands except per share amounts):

                                                                             WEIGHTED AVERAGE
                                                            NUMBER OF         EXERCISE PRICE
                                                             OPTIONS             PER SHARE
                                                         ---------------  -----------------------
Balance at January 1, 1996 (exercisable 237)...........         1,855            $    6.32
  Granted..............................................           278            $   13.43
  Exercised............................................          (231)           $    4.80
  Forfeited/Canceled...................................          (222)           $    9.94
                                                                -----

Balance at December 31, 1996 (exercisable 801).........         1,680            $    7.21
  Granted..............................................           492            $    5.74
  Exercised............................................           (98)           $    3.17
  Forfeited/Canceled...................................          (566)           $   10.19
                                                                -----

Balance at December 31, 1997 (exercisable 904).........         1,508            $    5.29
  Granted..............................................           571            $    1.98
  Exercised............................................            --
  Forfeited/Canceled...................................          (202)           $    4.82
                                                                -----

Balance at June 30, 1998 (exercisable 1,081)...........         1,877            $    4.34
  Granted..............................................           124            $    0.67
  Exercised............................................            --
  Forfeited/Canceled...................................          (261)           $    4.51
                                                                -----

Balance at June 30, 1999 (exercisable 1,240)...........         1,740            $    4.10
                                                                -----
                                                                -----

                                   RIDE, INC.

                                 JUNE 30, 1999

13. STOCK-BASED COMPENSATION (CONTINUED)
The following table summarizes information concerning currently outstanding and exercisable options:

                                 OPTIONS OUTSTANDING
                 ---------------------------------------------------         OPTIONS EXERCISABLE
                                         WEIGHTED                     ----------------------------------
                                          AVERAGE        WEIGHTED                            WEIGHTED
                                         REMAINING        AVERAGE                             AVERAGE
   RANGE OF      NUMBER OUTSTANDING     CONTRACTUAL      EXERCISE     NUMBER EXERCISABLE     EXERCISE
EXERCISE PRICES    (IN THOUSANDS)          LIFE            PRICE        (IN THOUSANDS)         PRICE
---------------  -------------------  ---------------  -------------  -------------------  -------------
$ 0.50-$2.50                518           8.6 years      $    1.69               229         $    1.87
$ 2.50-$4.50                485           5.8 years      $    3.28               382         $    3.34
$ 4.50-$6.50                677           6.0 years      $    5.59               589         $    5.47
$ 6.50-$17.50                60           6.5 years      $   14.63                40         $   15.17
                          -----                                                -----
                          1,740           6.8 years      $    4.10             1,240         $    4.40
                          -----                                                -----
                          -----                                                -----

14.  COMMITMENTS AND CONTINGENCIES

LEASES

    The Company is committed under noncancelable operating leases expiring at various dates through 2003 for warehouse, manufacturing and office facilities. The leases generally require that the payments of taxes, insurance and maintenance are the responsibility of the Company.

    At June 30, 1999, the Company's future minimum rental payments with respect to capital leases, non-cancelable operating leases with terms in excess of one year and related sublease receivables were as follows:

                                                                                            RENTS
                                                                                         RECEIVABLE
                                                                 CAPITAL     OPERATING      UNDER
YEARS ENDING JUNE 30,                                            LEASES       LEASES      SUBLEASES
-------------------------------------------------------------  -----------  -----------  -----------
                                                                          (IN THOUSANDS)
    2000.....................................................   $     116    $   1,300    $     451
    2001.....................................................         110        1,162          382
    2002.....................................................         102          902          301
    2003.....................................................          85          854          168
    2004.....................................................          --          407           84
                                                                    -----   -----------  -----------
                                                                $     413    $   4,625    $   1,386
                                                                            -----------  -----------
                                                                            -----------  -----------
Amount representing interest.................................         (63)
                                                                    -----
                                                                $     350
                                                                    -----

    Rent expense, net of sublease income, for the years ended December 31, 1996, 1997, the six month period ended June 30, 1998, and for the year ended June 30, 1999 was approximately $1,042,000, $1,053,000, and $401,000, and $807,000
respectively.

                                   RIDE, INC.

                                 JUNE 30, 1999

14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
CLASS ACTION LAWSUIT

    In August 1998, the Company, together with the individually named defendants, entered into a Memorandum of Understanding with the plaintiffs in the lawsuit filed by certain current and/or former shareholders of the Company styled MURRAY V. RIDE, INC., ET AL., wherein the parties have settled the lawsuit upon the following principal terms: (1) the creation of a settlement fund consisting of: (a) $3,000,000 cash paid by the Company's insurance carrier; and (b) warrants to purchase 600,000 shares of the Company's Common Stock, exercisable for a four year period ending December 31, 2002 at a price of $3.00 per share resulting in an expense of approximately $384,000; and (2) the dismissal of the lawsuit against all named defendants with prejudice. A Final Judgment and Order of Dismissal incorporating the terms of settlement was entered on March 8, 1999.

    From time to time, the Company is subject to various other pending and threatened legal actions that arise in the normal course of business. In the opinion of management, liabilities arising from these claims will not have a material effect on the financial position of the Company. In addition, as of June 30, 1999, Ride was overdue in the payment of approximately $5.0 million of accounts payable to providers of goods and services, some of whom have commenced or threatened lawsuits to collect the amounts owing.

15.  EMPLOYEE BENEFIT PLANS

    Beginning January 1996, the Company provided a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15% of their pre-tax earnings, subject to certain Internal Revenue Service limitations. The Company provides matching contributions which vest 20% annually over a five year period equal to 25% of each employee's contribution. The Company's 1996, 1997, and 1998 matching contributions for this plan were approximately $31,000, $39,000, and $21,000 respectively. Contributions for the period ending June 30, 1999 were $53,000.

16.  CONCENTRATION OF CREDIT RISK AND GEOGRAPHICAL INFORMATION

    The Company sells its products to customers predominantly located throughout North America, Japan and Europe. The concentrations of credit risk with respect to trade receivables are considered minimal due to the Company's ongoing credit evaluations of its customers. Based on the Company's assessment of credit risk, sales in the United States and Canada are made on open credit, C.O.D., cash in advance, or by postdated check. International sales are generally made on a cash in advance or letter of credit basis. In 1996, sales to the Company's principal Japanese distributor accounted for approximately 17% of net sales. In 1996, sales to another of the Company's Japanese distributors accounted for 12%. No one customer accounted for more than 10% of revenues in 1997, 1998 or 1999.

                                   RIDE, INC.

                                 JUNE 30, 1999

16. CONCENTRATION OF CREDIT RISK AND GEOGRAPHICAL INFORMATION (CONTINUED) Worldwide sales of the Company's products were (in thousands):

                                                         DECEMBER 31,       JUNE 30,    JUNE 30,
                                                     --------------------  -----------  ---------
                                                       1996       1997        1998        1999
                                                     ---------  ---------  -----------  ---------
North America......................................  $  41,016  $  24,907   $   5,976   $  30,918
Japan..............................................     28,470      7,989         821       5,288
Europe and other...................................      6,242      3,579         482       3,506
                                                     ---------  ---------  -----------  ---------
                                                     $  75,728  $  36,475   $   7,279   $  39,712
                                                     ---------  ---------  -----------  ---------
                                                     ---------  ---------  -----------  ---------

17.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                      YEAR ENDED DECEMBER
                                                                              31,                       YEAR ENDED
                                                                     ---------------------  SIX MONTHS   JUNE 30,
                                                                       1996        1997     ENDED 1998     1999
                                                                     ---------  ----------  ----------  ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net loss.........................................................  $  (5,490) $  (16,695) $  (11,773) $  (12,307)
  Preferred stock dividends........................................        (35)        (70)       (362)        (90)
                                                                     ---------  ----------  ----------  ----------
  Numerator for basic loss per share--income available to common
    stockholders...................................................     (5,525)    (16,765)    (12,135)    (12,397)
                                                                     ---------  ----------  ----------  ----------
                                                                     ---------  ----------  ----------  ----------
Denominator:
  Denominator for basic loss per share--weighted average shares....     10,614      11,128      12,261      13,390
  Effect of dilutive securities: (1)
    Employee stock options.........................................         --          --          --          --
    Convertible preferred stock....................................         --          --          --          --
                                                                     ---------  ----------  ----------  ----------
  Dilutive potential common shares.................................         --          --          --          --
                                                                     ---------  ----------  ----------  ----------
  Denominator for diluted loss per share--adjusted weighted average
    shares and assumed conversions.................................     10,614      11,128      12,261      13,390
                                                                     ---------  ----------  ----------  ----------
                                                                     ---------  ----------  ----------  ----------
  Basic loss per share.............................................  $   (0.52) $    (1.51) $    (0.99) $    (0.92)
                                                                     ---------  ----------  ----------  ----------
                                                                     ---------  ----------  ----------  ----------
  Diluted loss per share...........................................  $   (0.52) $    (1.51) $    (0.99) $    (0.92)
                                                                     ---------  ----------  ----------  ----------
                                                                     ---------  ----------  ----------  ----------

------------------------

(1) The effects of potential common securities are excluded from the diluted calculation for 1996, 1997, 1998, and 1999 as their effects would be antidilutive.

                                   RIDE, INC.

                                 JUNE 30, 1999

18.  BUSINESS SEGMENTS

    The Company reports operating results in two segments due to distinct product differences. These two segments include the Company's hardgoods and softgoods product lines. The hardgoods segment includes snowboards, snowboard bindings, snowboard boots, wakeboards, and wakeboard boots. The softgoods segment includes apparel and accessories.

                                                                            YEAR ENDED
                                             ------------------------------------------------------------------------
                                                        JUNE 30, 1998                        JUNE 30, 1999
                                             -----------------------------------  -----------------------------------
                                              SOFTGOODS    HARDGOODS     TOTAL     SOFTGOODS    HARDGOODS     TOTAL
                                             -----------  -----------  ---------  -----------  -----------  ---------
                                                                           (IN THOUSANDS)
Revenues from external customers
  USA......................................       7,904       18,878      26,782       4,620       26,298      30,918
  Foreign..................................       2,260        7,153       9,413         447        8,347       8,794
                                             -----------  -----------  ---------       -----   -----------  ---------
  Total....................................      10,164       26,031      36,195       5,067       34,645      39,712
Interest Expense...........................          48          481         529          44        1,085       1,129
Depreciation and amortization exp..........          --        1,084       1,084          38        1,342       1,380
Segment loss...............................      (3,129)     (20,902)    (24,031)       (282)     (12,025)    (12,307)
Segment assets.............................       6,606       27,997      34,603       2,570       24,840      27,410
Expenditures for long-lived assets.........           9          912         921          43        1,338       1,381

    The SMP apparel and Smiley Hats subsidiaries are stand-alone units and make up in excess of 50% of the Softgoods segment. The remaining softgoods revenues are comprised of the Ride softgoods lines which are sold through the traditional hardgoods distribution units, namely Ride Snowboards and Ride Canada. The sales for this remaining portion are specifically calculated. Expenses and assets for the Softgoods segments of Ride Snowboards and Ride Canada are allocated based on sales. The operating assets of the SMP subsidiary were sold on November 2, 1998. This accounts for most of the decrease in the Softgoods segment revenues for the year ended June 30, 1999.

    Plant and equipment, goodwill and other long-lived assets of $11.4 million represent $11.1 million located in the United States, the Company's country of domicile, and $0.3 million located in Canada.

19.  SUBSEQUENT EVENT

    The Company has entered into an Amended and Restated Agreement and Plan of Merger, dated as of July 22, 1999, with K2, Inc. ("K2") and KT Acquisition, Inc. ("KT") pursuant to which the Company will merge with KT and become a wholly-owned subsidiary to K2. To be effective, the merger agreement must, among other conditions, be approved by two-thirds of the shares entitled to vote at a meeting of shareholders called for that purpose on October 4, 1999. In connection with the merger transaction, the Company has obtained interim financing in the amount of $2.0 million from K2. The loan obligation is evidenced by a convertible promissory note, dated July 22, 1999, which bears interest at the rate of 8% per annum, increasing by 1 per annum at the end of each 180-day period after the date of the note if any portion of principal or interest owing under the note then remains outstanding up to a maximum interest rate of 18% per annum.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On August 9, 1999, Ride, Inc. (the "Company") retained Grant Thornton LLP ("New Auditors") as its new independent auditor. During the preceding two years in the period ended December 31, 1997 and the six months ended June 30, 1998, and through the date of this report, the Company has not consulted the New Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing, scope or procedure. The New Auditors replaced Ernst & Young LLP ("Former Auditors") who resigned as the Company's independent auditors on May 21, 1999. During the preceding two years in the period ended December 31, 1997 and the six months ended June 30, 1998, and through the date of this report, there were no disagreements with the Former Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of the Former Auditors would have caused them to make reference thereto in their report on the financial statements for such periods.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The Directors of the Registrant are as follows:

    Cory J. Hechler, age 34, has served as a director of the Company since December 1993. Mr. Hechler joined Bear Stern Securities, Inc., an investment banking firm, in January 1986 and has been a Senior Managing Director since September 1993. Mr. Hechler received his B.A. degree from the State University of New York at Oneonta.

    Robert F. Marcovitch, age 42, was elected as a director of the Company on June 16, 1998 to fill the vacancy created by the resignation of Robert E. Hall. Mr. Marcovitch was also appointed to serve as the Company's President and Chief Executive Officer. Prior to that time, Mr. Marcovitch served as Sr. Vice President of the Company's Apparel and International divisions since October 1996. Before that he was employed by C.A.S. Sports International, Inc., a Canadian-based former subsidiary of the Company, where he served as President from August 1994 through October 1996. From December 1992 to August 1994, Mr. Marcovitch was Director of Apparel for Nike Canada, where he was responsible for all of Nike's non-footwear business in Canada. From 1989 to 1992, Mr. Marcovitch was Strategic Account Manager of Nike Canada's apparel division. Mr. Marcovitch attended Concordia University in Montreal.

    Mark M. Salter, age 39, has been a director of the Company since April 1993, and served as Vice Chairman of the Board from November 1993 to December 1995. He also served as the Company's Director of Investor Relations from October 1994 until September 1995. Mr. Salter has been the Director of fixed Income Securities for Amherst Securities Group, Inc., a Houston-based securities broker-dealer, since October 1995. Mr. Salter received his B.A. degree from York University in Toronto.

    Robin "Bob" Hernreich, age 53, has been a director of the Company since November 1998. Bob is past Chairman of USRAC and Sigma Broadcasting. He currently serves as Chairman of the Board of Directors of the Colorado State Parks and Outdorr Recreation

    The Executive Officers of the Registrant who are not also Directors are as follows:

    Gregory S. Cook, 51, joined the Company in March 1996 as Chief Financial Officer and Chief Operating Officer for the Company's C.A.S. Sports International subsidiary. In October 1996, Mr. Cook was appointed President of the Company's Ride Canada subsidiary, a position he served until his appointment as the Company's Chief Operating Officer in June 1998. Mr. Cook served as President of Head/Tyrollia Sports Canada from 1985 until his departure in 1996 to join the Company. Mr. Cook is a

Certified Management Accountant and holds a degree in Business Administration and Accounting from Mohawk College in Hamilton, Ontario.

    David H. Davis, 40, joined the Company as Secretary and General Counsel in September 1996. Prior to that he served as Corporate Counsel and Assistant Secretary of Egghead, Inc., a reseller of computer software, hardware and peripherals, where he was employed from September 1994 through August 1996. Mr. Davis earned his BA degree from Whitman College and his JD from the University of Oregon.

    Scott C. Mavis, 31, joined the Company in March 1993 as its Customer Services Manager. Mr. Mavis worked his way through the organization, performing duties as an Assistant Product Manager, an Inventory Trafficking Manager and International Sales Coordinator, before being appointed to Managing Director of European Sales, a position he held until being promoted to the Company's Vice President of Marketing in June 1998. Mr. Mavis graduated from the University of Vermont with a BS in Business Administration with a focus on International Marketing.

    Former executive officer Robert E. Hall, age 59, joined the Company in August 1996 as Chief Executive Officer and President, was appointed to the Board of Directors in September 1996, and resigned as a director and employee of the Company in June 1998.

    Former executive officer Bruce Manke, age 63, joined the Company in September 1996 as Senior Vice President of Winter Sports and Administration and resigned his position in June 1998.

    Former executive officer G. Scott Stewart, 37, served as the Company's Vice President from April 1995 until September 1996, when he was appointed Senior Vice President of Finance, a position he held until his resignation in August 1998.

    Former officer Mark Brasier, age 36, joined the Company in June 1995 as Vice President of Sales for the Company's C.A.S. Sports International subsidiary, was appointed the Company's Vice President of Sales in June 1998 and resigned as an employee of the Company in September 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

    The following table sets forth annual and long-term compensation for services rendered during the year ended June, 30, 1999, the six months ended June 30, 1998 and the years ended December 31, 1997, and 1996 by the Named Executive Officers.

SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                                                         -------------
                                                         ANNUAL COMPENSATION                AWARDS
                                              -----------------------------------------   SECURITIES
                                                                        OTHER ANNUAL      UNDERLYING          ALL OTHER
   NAME AND PRINCIPAL POSITION       YEAR     SALARY($)   BONUS($)     COMPENSATION($)    OPTIONS(#)       COMPENSATION($)
---------------------------------  ---------  ---------  -----------  -----------------  -------------  ---------------------
Robert F. Marcovitch(1)                 1999    225,000           0           7,200           15,000                  0
  President and Chief                   1998    100,000           0             913           27,500                  0
  Executive Officer                     1997    200,000           0           1,957            7,500                  0
                                        1996    200,000           0           1,957                0                  0

G. Scott Stewart(2)                     1999     20,000           0           1,000                0                  0
  Former Vice President,                1998     60,000           0           4,150           27,500                  0
  Chief Financial Officer               1997    110,000           0           4,550            7,500                  0
  and Treasurer                         1996    100,000      10,000           1,479                0                  0

Gregory S. Cook(3)                      1999    140,000           0           7,947           10,000                  0
  Chief Operating Officer               1998     50,000           0           4,000           14,500                  0
                                        1997    100,000           0           8,571           12,500                  0
                                        1996     79,167       4,166           6,884                0                  0

David H. Davis(4)                       1999    110,000           0           2,538            5,000                  0
  Secretary and General Counsel         1998     55,000           0           1,375           14,500                  0
                                        1997    103,332           0           2,375           12,500                  0
                                        1996     33,334           0             792           10,000                  0

Mark Brasier(5)                         1999    150,000           0           3,600            8,000                  0
  Vice President, Sales                 1998     75,000           0           5,986           14,500                  0
                                        1997    150,000           0           5,507           17,500                  0
                                        1996    150,000       6,250           2,750                0                  0

Scott Mavis(6)                          1999     83,333           0           1,935            8,000                  0
  Vice President, Marketing             1998     25,000           0             625            8,500                  0
                                        1997     50,000           0           1,250            4,500                  0
                                        1996     50,000       2,083           1,250                0                  0

------------------------

(1) The amount shown for other annual compensation for Mr. Marcovitch represents contributions by the Company to the Company's Retirement Savings Plan on behalf of Mr. Marcovitch. The amount shown for other annual compensation represents an automobile allowance.

(2) Mr. Stewart joined the Company in April 1995 and resigned his position in August 1998; the salary shown for 1995 is for a partial year's employment. The amount shown for other annual compensation represents contributions by the Company to the Company's 401(k) savings plan on behalf of Mr. Stewart and an automobile allowance in 1997 and 1998.

(3) Mr. Cook joined the Company in March 1996; the salary shown for that year is for a partial year's employment. The amount shown for other annual compensation represents contributions by the Company to the Company's Retirement Savings Plan on behalf of Mr. Cook and an automobile allowance.

(4) Mr. Davis joined the Company in September 1996; the salary shown for that year is for a partial year's employment. The amount shown for other annual compensation represents contributions by the

    Company to the Company's 401(k) savings plan on behalf of Mr. Davis. Stock option grants for 1997 include the cancellation, repricing and reissuance of 10,000 options originally issued in 1996.

(5) Mr. Braiser joined the Company in June 1995; the salary shown for that year is for a partial year's employment. The amount shown for other annual compensation represents contributions by the Company to the Company's Retirement Savings Plan on behalf of Mr. Brasier and an automobile allowance.

(6) The amount shown for other annual compensation represents contributions by the Company to the Company's 401(k) savings plan on behalf of Mr. Mavis.

Option Grants in 1999

    The following table provides information on option grants to the Named Executive Officers in 1999.

                                                           INDIVIDUAL GRANTS
                                         ------------------------------------------------------  POTENTIAL REALIZABLE
                                                         PERCENT OF                                VALUE AT ASSUMED
                                                            TOTAL                                  ANNUAL RATES OF
                                           NUMBER OF    OPTIONS/ SARS                                STOCK PRICE
                                          SECURITIES     GRANTED TO                                APPRECIATION FOR
                                          UNDERLYING    EMPLOYEES IN   EXERCISE OR                  OPTION TERM(2)
                                         OPTIONS/SARS      FISCAL      BASE PRICE   EXPIRATION   --------------------
                                          GRANTED(#)       YEAR(1)       ($/SH)        DATE         5%         10%
                                         -------------  -------------  -----------  -----------  ---------  ---------
Robert F. Marcovitch...................       15,000         12.10%     $   0.625     2/8/2009   $   5,896  $  14,942
Greg Cook..............................       10,000          8.06%     $   0.625     2/8/2009   $   3,931  $   9,961
David H. Davis.........................        5,000          4.03%     $   0.625     2/8/2009   $   1,966  $   4,981
Mark Braiser...........................        8,000          6.45%     $   0.625     2/8/2009   $      31  $      61
Girish Govind..........................        5,000          4.03%     $   0.625     2/8/2009   $   1,966  $   4,981
Scott Mavis............................        8,000          6.45%     $   0.625     2/8/2009   $   3,145  $   7,969
                                              51,000

------------------------

(1) Based on an aggregate of 124,000 stock options granted to employees during the year ended June 30, 1999.

(2) Potential realizable value is based on an assumption that the value of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. This formula is calculated based on SEC requirements and does not reflect the Company's estimate of future stock price growth.

    The Company's Stock Option Plan is administered by the Compensation Committee of the Board of Directors, which consists of Messrs. Hechler, and Salter. The Compensation Committee determines to whom options are granted, the number of shares subject to each option, the vesting schedule and the exercise price. The exercise price may not be less than the fair market value of the Common Stock on the date of grant. Options generally vest over four years and have a duration of ten years from the date of grant. The exercise price may be paid in cash, by delivering shares of Common Stock already owned by the option holder or by complying with any other payment mechanism approved by the plan administrator. Subject to certain limitations, the Compensation Committee may modify the terms of and reprice outstanding options.

Option Exercises and Fiscal Year-End Option Values

    The following table shows data relating to stock options exercised by the Company's Named Executive Officers and unexercised options held by such persons at June 30, 1999.

                                                                                                 VALUE OF UNEXERCISED
                                                                   NUMBER OF SECURITIES        IN-THE- MONEY OPTIONS AT
                                 SHARES ACQUIRED     VALUE        UNDERLYING UNEXERCISED         FISCAL YEAR-END ($)
                                   ON EXERCISE     REALIZED     OPTIONS AT FISCAL YEAR-END           EXERCISABLE/
NAME                                   (#)            ($)      (#) EXERCISABLE/UNEXERCISABLE       UNEXERCISABLE(1)
-------------------------------  ---------------  -----------  -----------------------------  --------------------------
Robert F. Marcovitch...........           -0-            N/A         101,875 / 30,625               $1,799 / $600
Greg Cook......................           -0-            N/A          20,375 / 16,625               $1,200 / $400
David H. Davis.................           -0-            N/A          19,125 / 12,875                $600 / $200
Mark Braiser...................           -0-            N/A            31,375 / 0                    $960 / $0
Girish Govind..................           -0-            N/A          14,125 / 12,875                $600 / $200
Scott Mavis....................           -0-            N/A          21,875 / 9,125                 $960 / $320

------------------------

(1) The amount shown is the aggregate number of shares of Common Stock that may be purchased pursuant to the exercise of outstanding options, multiplied by the difference between the closing price of the Common Stock reported on Nasdaq National Market on September 23, 1999, $0.785, and the per share exercise price of such options.

COMPENSATION OF DIRECTORS

    Directors who are employees of the Company are not compensated for service as directors. Non-employee directors of the Company receive $1,000 per board meeting attended in person. The Company also reimburses each director for reasonable expenses incurred in attending meetings of the Board of Directors. In addition, in June 1998 the Directors approved, subject to shareholder approval, a Non-Employee Directors' Nonqualified Stock Option Plan whereby upon election or appointment to the Board of Directors, each non-employee director receives an option under such Plan to purchase 5,000 shares of Common Stock. The option vests and is exercisable on the earlier of one year from the date of grant or the last business preceding the next following Annual Shareholders' Meeting. Unvested and unexpired options terminate upon the first of the following events:
(i) ten years from the date of grant; (ii) the expiration of 90 days from the date of an optionee's termination as a director for any reason other than death or disability; or (iii) the expiration of one year from the date of death of an optionee or cessation of the optionee's service as a director by reason of disability.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                         PRINCIPAL SHAREHOLDERS OF RIDE

    The following table sets forth information regarding the beneficial ownership of Ride's common and preferred stock as of September 24, 1999 by each person known by Ride to be the beneficial owner of more than five percent of Ride's common stock, by each director, by the four most highly paid executive officers of Ride and the chief executive officer, and by all directors and executive officers of Ride as a group.

                                                                                         SERIES A
                                                                                        PREFERRED     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)(2)                             COMMON STOCK       STOCK       OUTSTANDING
--------------------------------------------------------------------  --------------  --------------  -----------
                                                                             NUMBER OF SHARES
                                                                            BENEFICIALLY OWNED
                                                                      ------------------------------
James J. Salter(3) .................................................        708,000             --         4.96%
  25 Vanley Crescent
  North York, On M3J2B7
Mark M. Salter(4) ..................................................      1,027,318        200,000         7.20%
  1900 W. Loop South, #550
  Houston, TX 77027
Cory J. Hechler(5) .................................................        419,000             --         2.93%
  c/o Ride, Inc.
  8160 304th Avenue, Southeast
  Preston, WA 98050
Roger B. Madison, Jr.(6) ...........................................        343,546             --         2.41%
  22229 NE 140th Way
  Woodinville, WA 98072
Robin Hernreich ....................................................          6,510             --             *
  Remenov & Co. Inc.
  P.O. Box 1888
  Edwards, CO 81632
Robert F. Marcovitch(7).............................................        112,409             --             *
David H. Davis(8)...................................................         23,874             --             *
Gregory S. Cook(9)..................................................         20,375             --             *
Mark Brasier(10)....................................................         31,375             --             *
Girish Govind(11)...................................................         14,125             --             *
All directors and executive officers as a group (11 persons)........      2,732,193        200,000         19.1%

------------------------

   * Less than 1%.

 (1) Except as otherwise noted in these footnotes, each of the persons named in the table has sole voting and investment power with respect to the shares shown beneficially owned by such person. As noted in these footnotes, shares beneficially owned may include shares subject to options that are exercisable on or before September 19, 1999.

 (2) The address of each of the following owners, unless indicated otherwise, is c/o Ride, Inc., 8160 304th Avenue, Southeast, Preston, WA 98050.

 (3) Includes 120,000 shares issuable upon exercise of options awarded to James Salter pursuant to Ride's stock option plans which are exercisable in the next 60 days.

 (4) Mark Salter beneficially owns (1) 835,000 shares of common and 200,000 shares of preferred held by Salter Family Partners, Ltd., a limited partnership of which Mark Salter and his wife are the sole general partners, with shared voting and investment control; (2) 6,000 shares held by Mark Salter as custodian for his three minor children, for which Mr. Salter disclaims beneficial ownership; and (3) 50,000 shares in his own name. Includes 136,318 shares issuable upon exercise of options awarded to Mark Salter pursuant to Ride's stock option plans which are exercisable within the next 60 days.

 (5) Includes 80,000 shares issuable upon exercise of options awarded to Cory Hechler pursuant to Ride's stock option plans which are exercisable in the next 60 days.

 (6) Includes 136,318 shares issuable upon exercise of options awarded to Roger Madison pursuant to Ride's stock option plans which are exercisable in the next 60 days.

 (7) Includes 101,875 shares issuable upon exercise of options awarded to Robert Marcovitch pursuant to Ride's stock option plans which are exercisable in the next 60 days.

 (8) Includes 19,125 shares issuable upon exercise of options awarded to David Davis pursuant to Ride's stock option plans which are exercisable in the next 60 days.

 (9) Includes 20,375 shares issuable upon exercise of options awarded to Gregory Cook pursuant to Ride's stock option plans which are exercisable in the next 60 days.

(10) Includes 31,375 shares issuable upon exercise of options awarded to Mark Brasier pursuant to Ride's stock option plans which are exercisable in the next 60 days.

(11) Includes 14,125 shares issuable upon exercise of options awarded to Girish Govind pursuant to Ride's stock option plans which are exercisable in the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS.

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    1.  Financial Statements.

                                                                                             FORM 10-K
                                                                                            PAGE NUMBER
A.         Report of Grant Thornton LLP, Independent Auditors..........................
B.         Report of Ernst & Young LLP, Independent Auditors...........................

C.         Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998 and
           June 30, 1999...............................................................

D.         Consolidated Statements of Operations for the years ended December 31, 1996,
           1997, the six months ended June 30, 1998, and the year ended June 30,
           1999........................................................................

E.         Consolidated Statements of Shareholders' Equity for the years ended December
           31, 1996, 1997, the six months ended June 30, 1998, and the year ended June
           30, 1999....................................................................

F.         Consolidated Statements of Cash Flows for the years ended December 31, 1996,
           1997, the six months ended June 30, 1998 and the year ended June 30, 1999...

G.         Notes to Consolidated Financial Statements..................................

    2.  Financial Statement Schedules.

                                                                                      FORM 10-K
                                                                                     PAGE NUMBER
Schedule II--Valuation and Qualifying Accounts..................................

Financial statements and schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements or notes thereto.

    3. Exhibits.

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
       3.1     Restated Articles of Incorporation and Certificate of Designation of Relative Rights and Preferences
                 of the Series A 7% Cumulative Nonvoting Preferred Stock(1)

       3.2     Bylaws of the Company(1)

       3.3     Articles of Amendment to Articles of Incorporation(9)

       3.4     Articles of Amendment to Articles of Incorporation(11)

       3.5     Articles of Correction(12)

       3.6     Amendment to Certificate of Designation of Relative Rights and Preferences of the Series A 7%
                 Cumulative Nonvoting Preferred Stock(26)

       3.7     Certificate of Designation of Relative Rights and Preferences of the Series B 5% Cumulative
                 Convertible Nonvoting Preferred Stock(27)

       4.1     Article VI of the Articles of Incorporation regarding Shareholder Rights (See Exhibit 3.1)(1)

       4.2     Article VIII of the Articles of Incorporation regarding Voting Rights (See Exhibit 3.1)(1)

       4.3     Specimen Stock Certificate(2)

      10.10    Exclusive Distributorship Agreement dated December 7, 1992, by and between Ride Snowboard Company and
                 Far East Trading Co., Ltd.(3)

      10.24    Exchange Agreement dated December 31, 1993, between Ride Snowboard Company and Mark M. Salter(1)

      10.25    Employment Agreement, dated August 18, 1994, by and between Ride Snowboard Company and James J.
                 Salter(4)

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

      10.45    Ride Snowboard Company 1995 Employee Stock Purchase Plan(9)

      10.46    Ride Snowboard Company 1995 Foreign Subsidiary Employee Stock Purchase Plan(9)

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
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

      10.65    Agreement, dated August 7, 1996, by and between Ride, Inc. and Robert E. Hall(21)

      10.66    Stock Purchase Agreement, dated October 11, 1996, by and between Ride, Inc. and Gen-X Equipment,
                 Inc.(22)

      10.67    Amendment No. 1 to Resignation Agreement, dated October 11, 1996, by and between Ride, Inc. and James
                 J. Salter.(22)

      10.68    Amendment No. 1 to Resignation Agreement, dated October 11, 1996, by and between Ride, Inc. and
                 Kenneth J. Finkelstein.(22)

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
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

      10.82    Asset Purchase Agreement, dated as of November 2, 1998, by and between SMP Clothing PTY Ltd., SMP
                 [USA], Inc., Ride, Inc., and SMP Clothing, Inc.(32)

      10.83    Intellectual Property Purchase Agreement, dated as of November 2, 1998, by and between SMP Clothing
                 [International] PTY Ltd., Ride, Inc. and SMP Clothing, Inc.(33)

      10.84    Loan & Security Agreement, dated February 19, 1999, by and between Ride, Inc., Ride Snowboard
                 Company, Ride Manufacturing, Inc., Carve, Inc., Smiley Hats, Inc., Ride Canada, Inc., and Advantage
                 Fund II Ltd.(34)

      10.85    Secured Subordinated Promissory Note, dated February 19, 1999, made by Ride, Inc. to the order of
                 Advantage Fund II Ltd.(35)

      10.86    Warrant to Purchase Shares of Ride, Inc. Common Stock, dated February 19, 1999, issued by Ride, Inc.
                 to Advantage Fund II Ltd.(36)

      10.87    Amendment to Warrant to Purchase Shares of Ride, Inc. Common Stock, dated February 19, 1999, issued by Ride, Inc. to Advantage Fund II Ltd.(37)

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.88    Registration Rights Agreement, dated February 19, 1999, by and between Ride, Inc. and Advantage Fund
                 II Ltd.(38)

      16.1     Letter of Resignation of Ernst & Young LLP, dated May 21, 1999(40)

      21.1     Schedule of Subsidiaries of Ride, Inc.

      23.1     Consent of Grant Thornton LLP, Independent Auditors

      23.2     Consent of Ernst & Young LLP, Independent Auditors

      27.1     Financial Data Schedule

------------------------

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

(29) Exhibit is incorporated by reference to exhibit 4.4 to the Company's Current Report on Form 8-K, dated January 8, 1998.

(30) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(31) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(32) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

(33) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

(34) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(35) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(36) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(37) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(38) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(39) Exhibit is incorporated by reference to Appendix A to the Prospectus/Proxy Statement filed by K2, Inc. with the Securities and Exchange Commission under Rule 424(b)3 on August 18, 1999.

(40) Exhibit is incorporated by reference to Appendix D to the Prospectus/Proxy Statement filed by K2, Inc. with the Securities and Exchange Commission under Rule 424(b)3 on August 18, 1999.

(41) Exhibit is incorporated by reference to Appendix C to the Prospectus/Proxy Statement filed by K2, Inc. with the Securities and Exchange Commission under Rule 424(b)3 on August 18, 1999.

(42) Exhibit is incorporated by reference to Exhibit 10 to the Form S-4 filed by K2, Inc. with the Securities and Exchange Commission on August 9, 1999.

(43) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Current Report on Form 8-K, dated May 28, 1999.

* Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to an Application for Confidential Treatment.

(b) Reports on Form 8-K

    The Company filed two reports on Form 8-K, dated May 28, 1999 and August 13, 1999, respectively, related to the resignation of Ernst & Young LLP and the retaining of Grant Thornton LLP as the Company's independent auditors.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  RIDE, INC.
                                                 (REGISTRANT)

                                              /s/ ROBERT F. MARCOVITCH
                                     -----------------------------------------
                                                Robert f. Marcovitch
                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT
DATE: September 28, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated

                                Chief Executive Officer,
   /s/ ROBERT F. MARCOVITCH       President and Director    Date: September 28,
------------------------------    (Principal Executive             1999
     Robert F. Marcovitch         Officer)

                                Vice President and Chief
        /s/ GREG COOK             Operating Officer         Date: September 28,
------------------------------    (Principal Financial and         1999
          Greg Cook               Accounting Officer)

      /s/ MARK M. SALTER
------------------------------  Director                    Date: September 28,
        Mark M. Salter                                             1999

     /s/ CORY J. HECHLER
------------------------------  Director                    Date: September 28,
       Cory J. Hechler                                             1999

     /s/ ROBIN HERNREICH
------------------------------  Director                    Date: September 28,
       Robin Hernreich                                             1999

                                 EXHIBIT INDEX

                                                                                                              MANUAL
 EXHIBIT NO.                                           DESCRIPTION                                           PAGE NO.
-------------  -------------------------------------------------------------------------------------------  -----------
       2.1     Amended and Restated Agreement and Plan of Merger, dated as of July 22, 1999, among K2,
                 Inc., Ride, Inc. and KT Acquisition, Inc.(39)

       3.8     Certificate of Designations of Series C Cumulative Convertible Preferred Stock of Ride,
                 Inc., dated July 22, 1999(40)

      10.82    Asset Purchase Agreement, dated as of November 2, 1998, by and between SMP Clothing PTY
                 Ltd., SMP [USA], Inc., Ride, Inc., and SMP Clothing, Inc.(32)

      10.83    Intellectual Property Purchase Agreement, dated as of November 2, 1998, by and between SMP
                 Clothing [International] PTY Ltd., Ride, Inc. and SMP Clothing, Inc.(33)

      10.84    Loan & Security Agreement, dated February 19, 1999, by and between Ride, Inc., Ride
                 Snowboard Company, Ride Manufacturing, Inc., Carve, Inc., Smiley Hats, Inc., Ride Canada,
                 Inc., and Advantage Fund II Ltd.(34)

      10.85    Secured Subordinated Promissory Note, dated February 19, 1999, made by Ride, Inc. to the order of Advantage Fund II Ltd.(35)

      10.86    Warrant to Purchase Shares of Ride, Inc. Common Stock, dated February 19, 1999, issued by
                 Ride, Inc. to Advantage Fund II Ltd.(36)

      10.87    Amendment to Warrant to Purchase Shares of Ride, Inc. Common Stock, dated February 19,
                 1999, issued by Ride, Inc. to Advantage Fund II Ltd.(37)

      10.88    Registration Rights Agreement, dated February 19, 1999, by and between Ride, Inc. and
                 Advantage Fund II Ltd.(38)

      10.89    Convertible Promissory Note issued by Ride, Inc. to K2, Inc., dated July 22, 1999(41)

      10.90    Bindings and Approved Agreement, dated as of July 22, 1999, by and between Ride, Inc. and
                 K2, Inc.(42)

      16.1     Letter of Resignation of Ernst & Young LLP, dated May 21, 1999(40)

      21.1     Schedule of Subsidiaries

      23.1     Consent of Grant Thornton LLP, Independent Auditors

      23.2     Consent of Ernst & Young LLP, Independent Auditors

      27.1     Financial Data Schedule

                                   RIDE, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

               COL. A       COL. B       COL. C       COL. D       COL. E

                                                                       ADDITIONS
                                                               --------------------------
                                                                             CHARGED TO
                                                  BALANCE AT   CHARGED TO       OTHER                     BALANCE AT
                                                   BEGINNING    COSTS AND    ACCOUNTS--    DEDUCTIONS--     END OF
                  DESCRIPTION                      OF PERIOD    EXPENSES      DESCRIBE       DESCRIBE       PERIOD
------------------------------------------------  -----------  -----------  -------------  -------------  -----------
YEAR ENDED JUNE 30, 1999
  Reserves and allowances deducted from asset
    accounts
    Allowance for bad debts.....................   $     981    $   1,496                    $     623(2)  $   1,854
    Inventory reserves..........................   $   1,447    $   1,151                    $   1,248(3)  $   1,350

SIX MONTHS ENDED JUNE 30, 1998
  Reserves and allowances deducted from asset
    accounts
    Allowance for bad debts.....................   $     925    $     735                    $     679(2)  $     981
    Inventory reserves..........................   $   2,039    $     859                    $   1,451(3)  $   1,447

YEAR ENDED DECEMBER 31, 1997
  Reserves and allowances deducted from asset
    accounts
    Allowance for bad debts.....................   $     655    $     361     $     109(1)   $     200(2)  $     925
    Inventory reserves..........................   $   5,916                  $      42(1)   $   3,919(3)  $   2,039

YEAR ENDED DECEMBER 31, 1996
  Reserves and allowances deducted from asset
    accounts
    Allowance for bad debts.....................   $     359    $     495                    $     199(2)  $     655
    Inventory reserves..........................   $     100    $   6,500                    $     684(3)  $   5,916

------------------------

(1) Amounts acquired in purchase acquisitions.

(2) Uncollectible accounts written off, net of recoveries.

(3) Cost of goods sold in excess of net realized value and obsolete inventories written off, net of recoveries.